Form 10QSB
period 1995-04-30
MULTI SOFT INC
filed 1995-09-20
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission File Number: 0-15976

                                 MULTI SOFT, INC
         (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                           22-2588030
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (908) 329-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]              No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                 Outstanding at April 30, 1995
-----------------------                        ------------------------------
Common Stock, par value                                 9,983,979
   $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995 contained in the company's Form 10KSB filed with The Securities & Exchange Commission on August 16, 1995.

     The results reflected for the three months ended April 30, 1995 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS



                                                      April 30,     January 31,
                                                           1995            1995
                                                    (Unaudited)
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Accounts Receivable (net of allowance
       of $32,880 and $37,063 respectively)         $   116,411     $    95,791
     Prepaid expenses and other current assets           21,457          17,310
                                                    -----------     -----------
                                                        137,868         113,101

FURNITURE AND EQUIPMENT
     Research and Development Equipment                 259,907         259,907
     Office furniture and other equipment                10,052          10,052
                                                    -----------     -----------
                                                        269,959         269,959
     Less: Accumulated Depreciation                    (264,125)       (263,693)
                                                    -----------     -----------
                                                          5,834           6,266

OTHER ASSETS
     Capitalized software development costs           1,702,546       1,613,516
     Less accumulated amortization                     (965,639)       (886,605)
                                                    -----------     -----------
                                                        736,907         726,911

     Due from Solutions                                 232,928         256,912
                                                    -----------     -----------
                                                    $ 1,113,537     $ 1,103,190
                                                    ===========     ===========

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                      April 30,     January 31,
                                                           1995            1995
                                                    (Unaudited)
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Loan payable to bank                              $    50,695     $    53,729
  Accrued payroll                                        53,079          31,190
  Payroll and other taxes payable                        77,706          78,607
  Accounts Payable                                      358,313         375,169
  Deferred compensation due officer/shareholders        406,685         346,713
  Accrued officer compensation                          194,788         152,246
  Deferred Revenues                                     267,332         289,391
  Loans from Officers                                     2,900          22,000
                                                    -----------     -----------
                                                      1,411,498       1,349,045
                                                    -----------     -----------
  DEFERRED REVENUES - net of current portion            190,169         200,885
                                                    -----------     -----------
STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 30,000,000 shares
    $.001 par value,  issued and outstanding
    9,983,979 respectivley and respectively               9,984           9,984
  Additional paid-in capital, net of deferred         5,533,816       5,533,816
    compensation $546 and $2,150 respectively        (6,031,930)     (5,990,540)
                                                    -----------     -----------
  Accumulated deficit                                  (488,130)       (446,740)
                                                    -----------     -----------
                                                     $1,113,537      $1,103,190
                                                    ===========     ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended
                                                             April 30,
                                                         1995              1994
                                                  -----------       -----------
REVENUES
  License fees                                    $   143,058       $    38,174
  Maintenance fees                                    128,857            12,846
  Consulting and Other fees                             2,289             5,250
                                                  -----------       -----------
        Total revenues                                274,204            56,270

EXPENSES
  Software development and technical
    support                                            74,470            94,743
  Selling and administrative                          240,141           253,246
                                                  -----------       -----------
        Total expenses                                314,611           347,989
                                                  -----------       -----------
        Loss from operations                          (40,407)         (291,719)

OTHER INCOME (EXPENSE)
  Interest Expense                                       (983)           (1,064)
  Special discount granted
    to investors                                                        (28,215)
        Total other income (expense)                     (983)          (29,279)
                                                  -----------       -----------
        NET LOSS                                  $   (41,390)      $  (320,998)
                                                  ===========       ===========
        Weighted average shares
          outstanding                               9,189,000         8,296,187
                                                  ===========       ===========
        Loss per share                            $     (0.00)      $     (0.04)
                                                  ===========       ===========

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Three Months Ended
                                                                 April 30,
                                                             1995          1994
                                                        ----------    ----------
Cash flows from operating activities
  Net loss                                              $ (41,390)    $(320,998)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities
      Depreciation and amortization                        79,466        60,858
      Common stock issued as
        compensation to employees                            --           9,000
      Discount to investors                                  --          28,215
      Changes in assets and liabilities
        Due to/from Multi Solutions                        23,984        26,701
        (Increase) decrease in accounts receivable        (20,620)       96,438
        Decrease in prepaid expenses and other
          current assets                                   (4,147)       (4,282)
        Increase (decrease) in accrued payroll             21,889          --
        (Decrease) in payroll and other
          taxes payable                                      (901)         --
        Increase (decrease) in accounts payable
          and accrued expenses                            (16,856)       22,408
        (Decrease) increase in accrued
          officer compensation                             42,542       (34,460)
        Increase in Deferred Compensation                  59,972          --
        Increase (decrease) in deferred revenues          (22,059)       84,403
        Increase (decrease) in long term
          deferred revenues                               (10,716)         --
                                                        ---------     ---------
          Net cash provided (used) by
            operating activities                          111,164       (31,717)

Cash flows from investing activities
  Capitalized software development costs                  (89,030)      (93,441)
                                                        ---------     ---------
          Net cash used in investing activities           (89,030)      (93,441)


Cash flows from financing activities
  Net repayments under loan and line
    of credit ageements                                    (3,034)       33,614
  Payment of line of credit                               (19,100)         --
  Issuance of capital stock                                  --          91,544
                                                        ---------     ---------

          Net cash provided by (used)
            financing activities                          (22,134)      125,158

          NET INCREASE (DECREASE) IN CASH                       0             0
                                                        ---------     ---------


Cash at beginning of year                                       0             0
                                                        ---------     ---------

Cash at end of year                                     $    --       $    --
                                                        =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended April 30, 1995 Compared to Quarter Ended April 30, 1994

Revenues for the current first quarter of fiscal year 1995 increased $217,934 or 387.3% compared with the comparable period of the prior year. The increase in revenues is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support.

Operating expenses as a percent of revenues for the current first quarter was 114.7% compared with 518.4% for the comparable period of the prior year. The decrease in operating expenses as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries.

The operating loss, before other income (expense) of ($40,407) for the current first quarter decreased $251,312 compared with the comparable period of the prior year.

Other income (expense) for the current first quarter was ($983) as compared with ($29,279) for the comparable period of the prior year. The decrease is attributable to the special discount granted to investors in the prior year which did not occur in the current first quarter.

For the current first quarter, a net loss of ($41,390) or ($.00) cent per share was incurred compared with a net loss of ($320,993) or ($.04) cent per share, a decrease of $279,603.

Major Customers

     In the first quarter 1995, IBM accounted for 31.25% of total revenues. In the first quarter 1994, American International Group accounted for 12% of total revenues.

Liquidity and Capital Resources

     At April 30, 1995, the Company had a negative working capital position of ($1,273,629); and has been experiencing cash flow problems.

     Management has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

     Multi Soft has entered into an International Software Licensing Agreement with IBM which grants IBM the non-exclusive rights and license to market an extended runtime version of Multi Soft's WCL product as an IBM logo product. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client Server(TM) for Windows. It provides remote presentation support for IMS. Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server Toolkit(TM) for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East and Africa and Canada.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM). Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties.

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing.

Dividend Policy

     The Company has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                  27.  Financial Data Schedule

              (b)  Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTI SOFT, INC.

Dated: September 18, 1995          By:/s/ CHARLES J. LOMBARDO
                                      --------------------------
                                   Charles J. Lombardo, Chief Executive Officer,
                                   Chief Financial Officer and Treasurer