Form 10QSB
period 1995-07-31
MULTI SOFT INC
filed 1995-10-06
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to

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

                                   Yes   [X}          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                               Outstanding at July 31, 1995
-----------------------                       ----------------------------
Common Stock, par value                                 9,983,979
    $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the six and three months ended July 31, 1995 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS



                                                        July 31,     January 31,
                                                            1995            1995
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $    77,328    $      --
     Accounts Receivable (net of allowance
      of $10,807 and $37,063 respectively)                32,422         95,791
     Prepaid expenses and other current assets            30,524         17,310
                                                     -----------    -----------
                                                         140,274        113,101


FURNITURE AND EQUIPMENT
     Research and Development Equipment                  259,907        259,907
     Office furniture and other equipment                 10,052         10,052
                                                     -----------    -----------
                                                         269,959        269,959
     Less: Accumulated Depreciation                     (265,270)      (263,693)
                                                     -----------    -----------
                                                           4,689          6,266


OTHER ASSETS
     Capitalized software development costs            1,791,574      1,613,516
     Less accumulated amortization                    (1,049,124)      (886,605)
                                                     -----------    -----------
                                                         742,450        726,911

     Due from Solutions                                  240,485        256,912
                                                     -----------    -----------

                                                     $ 1,127,898    $ 1,103,190
                                                     ===========    ===========

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                        July 31,     January 31,
                                                            1995            1995
                                                     (Unaudited)
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Loan payable to bank                               $    47,604    $    53,729
  Accrued payroll                                         77,323         31,190
  Payroll and other taxes payable                         73,093         78,607
  Accounts Payable                                       342,475        375,169
  Deferred compensation due officer/shareholders         466,659        346,713
  Accrued officer compensation                           245,537        152,246
  Deferred Revenues                                      244,952        289,391
  Loans from Officers                                      1,400         22,000
                                                     -----------    -----------
                                                       1,499,043      1,349,045

  DEFERRED REVENUES - net of current portion              29,453        200,885
                                                     -----------    -----------



STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 30,000,000 shares
    $.001 par value, issued and outstanding
    9,983,979 respectively                                 9,984          9,984
  Additional paid-in capital, net of deferred          5,533,915      5,533,816
    compensation $447 and $2,150 respectively         (5,944,497)    (5,990,540)
                                                     -----------    -----------
  Accumulated deficit                                   (400,598)      (446,740)
                                                     -----------    -----------

                                                     $ 1,127,898    $ 1,103,190
                                                     ===========    ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        Six Months Ended                    Three Months Ended
                                                                           July 31,                             July 31,
                                                                      1995             1994               1995              1994
                                                                  -----------       -----------       -----------       -----------
REVENUES
      License fees                                                $   388,146       $    63,698       $   245,088       $    27,804
      Maintenance fees                                                280,763            70,760           151,906            57,614
      Consulting and Other fees                                        12,195            22,047             9,906            17,488
                                                                  -----------       -----------       -----------       -----------
              Total revenues                                          681,104           156,505           406,900           102,906

EXPENSES
      Software development and technical support                      153,391           268,229            78,921           173,400
      Selling and administrative                                      479,049           354,878           238,809           104,303
                                                                  -----------       -----------       -----------       -----------

              Total expenses                                          632,440           623,107           317,730           277,703
                                                                  -----------       -----------       -----------       -----------

              Income (Loss) from operations                            48,664          (466,602)           89,170          (174,797)

OTHER (EXPENSE)
      Interest Expense                                                 (2,621)           (2,529)           (1,638)           (1,465)
      Special discount granted to investors                                             (28,215)
                                                                  -----------       -----------       -----------       -----------

              Total other (expense)                                    (2,621)          (30,744)           (1,638)           (1,465)

              NET INCOME (LOSS)                                    $   46,043       $  (497,346)      $    87,532       $  (176,262)
                                                                  ===========       ===========       ===========       ===========

              Weighted average shares outstanding                   9,189,000         8,618,865         9,189,000         8,844,868
                                                                  ===========       ===========       ===========       ===========


              Income (Loss) per share                             $      --         $     (0.05)      $      0.01       $     (0.01)
                                                                  ===========       ===========       ===========       ===========

MULTI SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                               Six  Months
                                                                                                               Ended July 31,
                                                                                                        1995                 1994
                                                                                                     ---------            ---------

Cash flows from operating activities
      Net Income (loss)                                                                              $  46,043            $(320,998)
      Adjustments to reconcile net Income (loss) to net cash
           provided (used) by operating activities
      Depreciation and amortization                                                                    164,096               60,858
      Common stock issued as compensation to employees                                                    --                  9,000
      Discount to investors                                                                               --                 28,215

      Changes in assets and liabilities
         Due to/from Multi Solutions                                                                  16,427               26,701
         (Increase) decrease in accounts receivable                                                     63,369               96,438
         Decrease in prepaid expenses and other current assets                                         (13,214)              (4,282)
         Increase (decrease) in accrued payroll                                                         46,133                 --
         (Decrease) in payroll and other taxes payable                                                  (5,514)                --
         Increase (decrease) in accounts payable and accrued expenses                                  (32,694)              22,408
         (Decrease) increase in accrued officer compensation                                            93,291              (34,460)
         Increase in Deferred Compensation                                                            119,946                 --
         Increase (decrease) in deferred revenues                                                      (44,439)              84,403
         Increase (decrease) in long term deferred revenues                                           (171,432)
                                                                                                     ---------            ---------

                Net cash provided (used) by operating activities                                       282,012              (31,717)


Cash flows from investing activities

      Capitalized software development costs                                                          (178,058)             (93,441)
                                                                                                     ---------            ---------

                Net cash used in investing activities                                                 (178,058)             (93,441)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                            (6,125)              33,614
      Payment of line of credit                                                                        (20,600)
      Amortization of Stock Grants                                                                          99               91,544
                                                                                                     ---------            ---------


                Net cash provided by (used) In financing activities                                   (26,626)             125,158


                NET INCREASE (DECREASE) IN CASH                                                         77,328                    0
                                                                                                        ------            ---------

Cash at beginning of year                                                                                    0                    0
                                                                                                        ------             ---------

Cash at end of year                                                                                  $  77,328            $    --
                                                                                                     =========            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months Ended July 31, 1995 Compared to six monhts Ended July 31, 1994 and three months ended July 31, 1995 compared to three months ended July, 31 1994

Revenues for the current six months of fiscal year 1995 increased $524,599 or 335.1% compared with the comparable period of the prior year. Revenues for the three month period increased $303,994 compared with the comparable period of the prior year. The increase in revenues is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support. The current second quarter also reflects the recognition of 150,000 of the year ended January 31, 1994's Long Term Deferred Revenue.

Operating expenses as a percent of revenues for the six month period was 92.8% compared with 398.1% for the comparable period of the prior year. Operating expense as a percent of revenues for the current three month period was 78.1% compared with 270% for the prior year. The decrease in operating expenses as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries.

The operating income, before other income (expense) of $48,665 for the current six month period increased $515,266 compared with the comparable period of the prior year. Operating Income, before other income (expense) $89,170 for the current three month increased $263,967 compared with comparable period of the prior year.

Other income (expense) for the current six month period was ($2,621) as compared with ($30,744) for the comparable period of the prior year. The decrease is attributable to the special discount granted to investors in the prior year which did not occur in the current period.

For the current six month period, net income of $46,043 or ($.00) cents per share was incurred compared with a net loss of ($497,346) or ($.05) cents per share an increase of $543,389. For the current three month period, a net income of $87,532 or .01 cents per share was incurred compared with a loss of ($176,262) in the comparable period for the prior year an increase of $263,794.

Major Customers

     In the first six months of 1995, IBM accounted for 47.19% of total revenues. In the first six months of 1994, IBM accounted for 10.7% and Exxon accounted for 11.3%.

Liquidity and Capital Resources

     At July 31, 1995, the Company had a negative working capital position of ($1,358,769); and has been experiencing cash flow problems.

     Management of Multi Soft, Inc. has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

     Multi Soft has entered into an International Software Licensing Agreement with IBM which grants IBM the non-exclusive rights and license to market an extended runtime version of Multi Soft's WCL product as an IBM logo product. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client Server(TM)for Windows. It provides remote presentation support for IMS. Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server Toolkit(TM) for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East and Africa and Canada.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM).Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties.

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


                                MULTI SOFT, INC.





Dated: October 3 , 1995

                                   By:  Charles J. Lombardo
                                      ------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer