Form 10QSB
period 1995-10-31
MULTI SOFT INC
filed 1995-12-18
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from      to
                                              ------   -------

Commission File Number:  0-15976

                                 MULTI SOFT, INC
        (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                                             22-2588030
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (908) 329-9200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [ X ]     No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 1995
------------------------------------        ------------------------------------
     Common Stock, par value                              9,983,979
       $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1995.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1995.

     The results reflected for the nine and three months ended October 31, 1995 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                          October 31,            January 31,
                                                              1995                  1995
                                                          (Unaudited)
                                                          -----------            -----------
ASSETS
CURRENT ASSETS
     Cash                                                 $    64,630            $      --
     Accounts Receivable (net of allowance
      of $23,169 and $37,063 respectively)                     32,664                 95,791
     Prepaid expenses and other current assets                 37,132                 17,310
                                                          -----------            -----------
                                                              134,426                113,101
FURNITURE AND EQUIPMENT
     Research and Development Equipment                       259,907                259,907
     Office furniture and other equipment                      10,052                 10,052
                                                          -----------            -----------
                                                              269,959                269,959
     Less: Accumulated Depreciation                          (265,680)              (263,693)
                                                          -----------            -----------
                                                                4,279                  6,266
OTHER ASSETS
     Capitalized software development costs                 1,880,604              1,613,516
     Less accumulated amortization                         (1,137,061)              (886,605)
                                                          -----------            -----------
                                                              743,543                726,911
     Due from Solutions                                       238,763                256,912
                                                          -----------            -----------
                                                          $ 1,121,010            $ 1,103,190
                                                          ===========            ===========

MULTI SOFT, INC.
a 50.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                           October 31,           January 31,
                                                              1995                   1995
                                                          (Unaudited)
                                                          -----------            -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                 $    44,404            $    53,729
     Accrued payroll                                           86,080                 31,190
     Payroll and other taxes payable                           80,390                 78,607
     Accounts Payable                                         344,966                375,169
     Deferred compensation due officer/shareholders           526,632                346,713
     Accrued officer compensation                             288,078                152,246
     Deferred Revenues                                        182,962                289,391
     Loans from Officers                                        1,400                 22,000
                                                          -----------            -----------
                                                            1,554,912              1,349,045
     DEFERRED REVENUES - net of current portion                18,737                200,885
                                                          -----------            -----------
STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      9,983,979 respectively                                    9,984                  9,984
     Additional paid-in capital, net of deferred            5,533,915              5,533,816
     compensation $357 and $2,150 respectively             (5,996,538)            (5,990,540)
                                                          -----------            -----------
     Accumulated deficit                                     (452,639)              (446,740)
                                                          -----------            -----------
                                                          $ 1,121,010            $ 1,103,190
                                                          ===========            ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Nine Months Ended                   Three Months Ended
                                                                     October 31,                          October 31,
                                                               1995              1994               1995             1994
                                                           -----------        -----------        ---------        -----------
REVENUES
  License fees                                             $   505,868        $   151,492       $  117,722        $    85,814
  Maintenance fees                                             414,409            389,384          133,646            318,604
  Consulting and Other fees                                     40,507             36,008           28,312             13,961
                                                           -----------        -----------       ----------        -----------
    Total revenues                                             960,784            576,884          279,680            418,379

EXPENSES
  Software development and technical support                   236,764            349,567           83,373             81,338
  Selling and administrative                                   726,097            564,939          247,048            208,061
                                                           -----------        -----------       ----------        -----------
    Total expenses                                             962,861            914,506          330,421            289,399
                                                           -----------        -----------       ----------        -----------
    Income (Loss) from operations                               (2,077)          (337,622)         (50,741)           128,980

OTHER (EXPENSE)
  Interest Expense                                              (3,921)            (3,994)          (1,300)            (1,465)
  Special discount granted to investors                                           (28,215)
                                                           -----------        -----------       ----------        -----------
    Total other (expense)                                       (3,921)           (32,209)          (1,300)            (1,465)

    NET INCOME (LOSS)                                      $    (5,998)       $  (369,831)      $  (52,041)       $   127,515
                                                           ===========        ===========       ==========        ===========
    Weighted average shares outstanding                      9,189,000          8,882,905        9,189,000          9,502,035
                                                           ===========        ===========       ==========        ===========
     Income (Loss) per share                                   Nil            $     (0.04)          Nil           $      0.01
                                                           ===========        ===========       ==========        ===========

MULTI-SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                            Nine Months Ended
                                                                                                               October 31,
                                                                                                         1995               1994
                                                                                                       ---------          ---------
Cash flows from operating activities
      Net Income (loss)                                                                                $  (5,998)         $(369,831)
      Adjustments to reconcile net Income (loss) to net cash
           provided (used) by operating activities
      Depreciation and amortization                                                                      252,443            185,578
      Common stock issued as compensation to employees                                                      --               27,000
      Discount to investors                                                                                 --               28,215

      Changes in assets and liabilities
              Due to/from Multi Solutions                                                                 18,150             10,702
              (Increase) decrease in accounts receivable                                                  63,127            121,601
              Decrease in prepaid expenses and other current assets                                      (19,822)              (672)
              Increase (decrease) in accrued payroll                                                      54,890               --
              (Decrease) in payroll and other taxes payable                                                1,783               --
              Increase (decrease) in accounts payable and accrued expenses                               (30,203)            30,263
              (Decrease) increase in accrued officer compensation                                        135,832             22,337
              Increase in Deferred Compensation                                                          179,919               --
              Increase (decrease) in deferred revenues                                                  (106,429)            47,252
              Increase (decrease) in long term deferred revenues                                        (182,148)              --
                                                                                                       ---------          ---------
                     Net cash provided (used) by operating activities                                    361,544            102,445

Cash flows from investing activities
      Capital Expenditures                                                                                  --               (1,339)
      Capitalized software development costs                                                            (267,088)          (223,571)
                                                                                                       ---------          ---------
                     Net cash used in investing activities                                              (267,088)          (224,910)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                              (9,325)            34,335
      Payment of line of credit                                                                          (20,600)
      Amortization of Stock Grants                                                                            99
      Issuance of Common Stock                                                                              --               88,130
                                                                                                       ---------          ---------

                     Net cash provided by (used ) In financing activities                                (29,826)           122,465


                     NET INCREASE (DECREASE) IN CASH                                                      64,630                  0

Cash at beginning of year                                                                                      0

Cash at end of year                                                                                       64,630                  0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations nine months Ended October 31, 1995 Compared to nine months Ended October 31, 1994 and three months ended October 31, 1995 compared to three months ended October, 31 1994

Revenues for the current nine months of fiscal year 1995 increased $383,900 or 66.5% compared with the comparable period of the prior year. Revenues for the three month period decreased $138,699 compared with the comparable period of the prior year. The increase in revenues for the nine month period is attributable to increased license and maintenance fees as a result of customer requests for product updates, technical assistance and support.

Operating expenses as a percent of revenues for the nine month period was 100.2% compared with 158% for the comparable period of the prior year. Operating expense as a percent of revenues for the current three month period was 118% compared with 69.1% for the prior year. The decrease in operating expenses, for the nine month period, as a percent of revenues was primarily attributable to the higher revenue volume and a reduction in technical support salaries, offset by an increase in Selling and Administrative expenses.

The operating loss, before other income (expense) of $2,077 for the current nine month period decreased $335,545 compared with the comparable period of the prior year. Operating Loss, before other income (expense) $50,741 for the current three month increased $179,721 compared with the operating income of 128,980 for the comparable period of the prior year.

Other income (expense) for the current nine month period was ($3,921) as compared with ($32,209) for the comparable period of the prior year. The decrease is attributable to the special discount granted to investors in the prior year which did not occur in the current period.

For the current nine month period, net loss of $5,998 or ($.00) cents per share was incurred compared with a net loss of $369,831 or ($.04) cents per share a decrease of $363,833. For the current three month period, a net loss of $52,041 or .00 cents per share was incurred compared with net income of $127,515 in the comparable period for the prior year.

Major Customers

     In the first nine months of 1995, IBM accounted for 47.19% of total revenues. In the first nine months of 1994, IBM accounted for 13.9% of revenues.

Liquidity and Capital Resources

     At October 31, 1995 the Company had a negative working capital position of $1,420,486 and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

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

                                   MULTI SOFT, INC.

Dated: December 13, 1995

                                   By:  /s/ Charles J. Lombardo
                                      _______________________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer