Form 10KSB
period 1996-01-31
MULTI SOFT INC
filed 1996-05-14
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 1996           Commission File No. 33-3133

             New Jersey                                 22-2588030
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                                MULTI SOFT, INC.
                 (Name of Small business issuer in its charter)

     4262 US Route 1, Monmouth Junction, New Jersey            08852
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (908) 329-9200

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                       Yes    X              No
                                           -------                ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer revenue for the fiscal year: $1,399,180

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average between the high ($ 3/8) and low ($ 1/4) bid price of such stock, as of April 30, 1996 is $1,453,831 based upon $.3125 multiplied by the 4,652,259 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996, is 11,483,979 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):Yes        No  X
                                                              ---       ---

MULTI SOFT, INC.

                                   Form 10-KSB
                           Year Ended January 31, 1996

                                Table of Contents

                                                                                                                        Page
                                                                                                                        ----
PART I....................................................................................................................3
Item  1. Business.........................................................................................................3
Item  2. Properties.......................................................................................................7
Item  3. Legal Proceedings................................................................................................7
Item  4. Submission of Matters to a Vote of Security Holders..............................................................8

PART II...................................................................................................................9
Item  5. Market for Registrant's Common Equity and Related  Stockholder Matters...........................................9
Item  6. Management's Discussion and Analysis of Financial  Condition and Results of Operations..........................10
Item  7. Financial Statements............................................................................................12
Item  8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........................12

PART III.................................................................................................................14
Item  9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.14
Item 10. Executive Compensation..........................................................................................15
Item 11. Security Ownership of Certain Beneficial Owners and Management..................................................18
Item 12. Certain Relationships and Related Transactions..................................................................19

PART IV..................................................................................................................21
Item 13. Exhibits and Reports on Form 8-K................................................................................21
Signatures...............................................................................................................23
Financial Statements.....................................................................................................F1
Exhibits.................................................................................................................E1

                                     PART I

Item 1.  Business.

General

     Multi Soft, Inc. (the "Company" or "Multi Soft") was incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. ("MSI") and, as of the date hereof, is a 56.8% owned subsidiary of MSI. The Company engages in the production, marketing and maintenance of communications front-ending, client-server and cooperative processing technologies called The Windows Communications LibraryTM (WCL(TM)) for Windows and INFRONT and QuickFRONT For DOS.

The Technology

     The Multi Soft product line consists of tools for the development of client-server applications using the mainframe as the Enterprise Server. There are four key elements to the real world development, delivery and production maintenance of these applications, and all are supported by the Multi Soft product line. These include screen-based access to mainframe data and processes; message-based access to mainframe data and processes; integration of screen-based and message-based access to the mainframe in the same application; and control and distribution management.

     Screen-based access to Mainframe Data and Processes (which includes front-ending) allows the user to enhance existing mainframe applications through the integration of client technologies such as GUIs (graphical user interfaces), imaging and local data, without changing any mainframe code. This allows companies to leverage their PC capabilities to streamline user processes and for presenting mainframe data to users in a way that is intuitive, easy to use and productive. Screen-based access to the mainframe is supported by WCL, QuickFRONT and INFRONT.

     Message-based access to Mainframe Data and Processes allows companies to create client-server applications, where the PC is used for the client portion of the application (i.e., all user interaction, dialogue flow and access to local data) and the mainframe is used for the server portion of the application (i.e., management of database interaction, data integrity and security). In this architecture, only data and messages are passed between the PC and host, which results in a streamlined and optimized production application. Message-based access to the mainframe is supported by WCL's WCL/Enterprise Server Option ("WCL/ESO"), and by INFRONT's and QuickFRONT's Host Processing Option ("HPO").

     Integrity Control and Distribution Management allows companies to use the mainframe system to centrally manage the integrity of the work station logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the work station logic, the host can also be used to manage the distribution of these changes. Integrity control and distribution management is supported by WCL's WCL/Software Distribution Option ("WCL/SDO") and by INFRONT's and QuickFRONT's Software Distribution Facility ("SDF").

The Multi Soft Product Line

     The Multi Soft Product line consists of two product sets: the WCL product set and the INFRONT/QuickFRONT product set. The WCL product set is an open environment that runs under Windows and includes WCL, WCL/ESO and WCL/SDO. The INFRONT and QuickFRONT product set is an integrated environment that runs under DOS and Windows. It includes INFRONT, QuickFRONT, HPO and SDF.

     WCL is a toolkit and a set of DLLs (Dynamic Linked Libraries) that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between PC/LANs (local area networks) and the mainframe. Because WCL is open, any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application. It supports the development of GUI front-ends, client-server applications that use the mainframe as a server and integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things, a screen capture mechanism, a screen maintenance and a screen matching facility. In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications.

     WCL/ESO is the host component to WCL and provides a message-based transport layer between client PC/LANs and the mainframe. The client application is created using any of the standard Windows tools and products, and the server application is created using a standard language, such as COBOL. Any mainframe file structure or database, such as VSAM, DB2, or IMS, can be accessed using WCL/ESO through CICS (an IBM mainframe operating environment). Client-server applications developed using WCL/ESO have the added advantage of using a company's existing mainframe skills and infrastructure, including security, data integrity, backup and recovery and disaster recovery.

     WCL/SDO is a WCL/ESO application created for the centralized control and management of application code, data and software for distributed client-server applications. It allows companies to control, audit and distribute from central host-based master libraries to distributed PCs. These PCs can be clients and/or servers. WCL/SDO is used as a verification mechanism to ensure all files, and appropriate versions of files are present on a PC or in a host library. It will automatically update the PC or Host with correct versions of files if any are found to be missing or invalid. This facility is important for the successful production management of large-scale distributed applications.

     QuickFRONT is a powerful, but easy to use, tool which offers the ability to rapidly improve existing mainframe applications by creating new PC-based interfaces for them. This can be accomplished without programming, without training, without any significant learning curve and without any changes to the mainframe code. If the user needs special functions that are not generated automatically through QuickFRONT's dialogues, the user also has access to a powerful 4GL (fourth generation language) called CPL/1. QuickFRONT is designed to give the user the maximum benefit from front-ending with maximum investment from both a development resource and software expenditure standpoint.

     INFRONT is a comprehensive and integrated development environment for building PC front-ends and client-server applications with the mainframe. The development environment includes: an intelligent forms subsystem with screen capture, screen painting, editing and validation assignment facilities, data dictionary; a 4GL; an intelligent editor with language templates and reusable code library; a PC-resident database, including database maintenance facilities such as sorting and reorganizing; sophisticated debugging facilities, including a source-level language debugger, and other utilities such as code libraries and forms libraries.

     HPO (Host Processing Option) is the host component to QuickFRONT and INFRONT that supports the development of client-server applications using the mainframe as a server. HPO is also used to incrementally migrate legacy systems into a client-server architecture. It uses a message-based protocol for peer-to-peer interaction between PC/LANs and host systems. HPO delivers the capabilities of APPC and LU6.2 (communications protocols) over the user's existing LU2 and asynchronous networks without requiring any upgrades. HPO allows the user to offload 60% to 80% of an application's logic to the client, thereby reducing the mainframe to the role of a server.

     SDF (Software Distribution Facility) is a client-server application based on HPO. It is a utility for the centralized, host-based management of work station integrity and the automated distribution of updates and new versions of PC software, files and data. With SDF a master production library of all PC programs, files and data is stored on the host. As a user logs on to the system, SDF can automatically check to see if the programs, files and data on the work station are correct according to the master library on the host. If they are not correct, SDF will automatically download the correct versions before the application is started. If they are correct, the application proceeds immediately.

Key Services

     Multi Soft offers a wide array of training and consulting services designed to help its new customers get a fast start in client\server development and to help existing customers with additional resources to facilitate successful production application roll-outs.

     Training Services include basic and advanced product training, as well as courses such as "Design and Development Methodologies," which covers the major issues companies need to understand for successfully developing applications running on distributed platforms.

     Consulting Services range from human factors design and project management to assisting licensees with application development and/or the development of complete applications.

     Technical Support Services include a telephone hotline staffed by knowledgeable personnel trained and experienced with the Multi Soft product line. An online bulletin board system is also used to augment hotline and fax support to customers.

Clients

     Multi Soft's past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed Multi Soft's products include: American Cyanamid, Bell Atlantic, ITT Hartford, Honda, Con Edison, Hoescht, American International Group, Ciba Geigy, Comdisco, EDS, Exxon, General Electric, Hilton, Lever Brothers, Teachers Insurance, Chicago Northwestern and US West Business.

In-House Marketing and Sales

     In addition to their management responsibilities, Charles Lombardo and Miriam Jarney also are active in sales. At present, in-house sales are generally made through telemarketing. If the Company obtains additional funds from operations or otherwise, it plans to further market its products through advertisements in trade publications and targeted mailings. No assurance can be given that the Company will have sufficient funds to increase its in-house sales and marketing activities.

Distributors

     To supplement its domestic sales and marketing efforts, Multi Soft has built an international distribution network. Business arrangements have been established with software distributors in European markets and Australia. These organizations include: Ferntree Computer Services (Australia), SEE Software Engineering (Switzerland) and Software Engineering (Holland, Germany, UK).

Strategic Alliances

     Multi Soft has established strategic relationships with complementary hardware and software vendors. Most notable among these are the relationships with IBM (see "IBM" below) and Computer Data Systems, Inc. ("CDSI"). CDSI, a supplier of financial systems and consulting services to the government market place, licenses Multi Soft products into it existing customer base and to new clients.

IBM

     In October 1993, the Company entered into a Software Licensing Agreement ("SLA") and other ancillary agreements with IBM Corporation ("IBM") providing IBM with certain exclusive marketing rights for the Company's flagship product, WCL (runtime version) with IBM IMS Extensions. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client ServerTM for Windows. Specifically modified for use with IBM mainframe systems, IMS Client ServerTM for Windows provides remote presentation support for IMS.

     The IBM agreement, effective for a term of seven years with automatic renewals for two more one year periods, provides for the payment of percentage royalties and unit royalties as specified in the agreement. The Agreement is terminable by IBM upon 90 days notice. As of April 1996 the Company has been receiving monthly maintenance for the above agreement.

     Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server ToolkitTM for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East, Africa and Canada. IMS Client Server ToolkitTM facilitates the generation of client application which run with IMS Client ServerTM for Windows.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by the Company or IBM upon 90 days notice in the event of a default by the other party.

     Management believes, but cannot assure, that these marketing and distribution agreements will provide Multi Soft with a significant presence in the marketplace, enhance the visibility and credibility of Multi Soft, and result in increased sales of Multi Soft's products by Multi Soft and its existing distributors. Management expects that, as the IBM relationship matures, significant revenues will be generated by IBM and Multi Soft's product sales base will continue to expand. In addition, management expects that, as the products sales base expands, so will the subsequent maintenance and support revenue.

     Since fiscal 1994, IBM has represented a significant percentage of Multi Soft's revenues See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Bellcore

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

Employees

     The Company has twelve employees and consultants, including two officers, three support personnel, four technical and engineering personnel, and three administrative/secretarial personnel.

Competition

     The Company operates in a business composed of strong competitors, many of whom have substantially greater resources, are better established, and have a longer history of operations than the Company. In addition, many competitors have more extensive facilities than those which now or in the foreseeable future will become available to the Company.

     The Company competes directly with computer manufacturers, large computer service companies and independent software suppliers. The Company believes that hundreds of firms that manufacture software applications products are significant competitors, and the Company is one of the smaller entities in the field.

     The Company's products provide front-ending, client-server and cooperative processing technologies which the Company believes represent a significant advance over other products being marketed.

Item 2.  Properties.

     The Company subleases approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852 from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $3,750 during the first year, $4,250 during the second year and $4,750 during the third year. The Company is responsible for all utilities.

Item 3.  Legal Proceedings.

     The Company is not presently a party to any material litigation; however, the Company was a party in the following matters:

Tax Liens

     As of January 31, 1996,  the federal tax was paid in full and the tax liens
were  released.   Certain  state  taxes,  interest,  and  penalties  aggregating approximately $26,000 remain unpaid at January 31, 1996.

     The Company was a defendant in a lawsuit for a defaulted real property lease regarding facilities no longer occupied by the Company. Pursuant to a settlement between the landlord and the Company, the Company is obligated to pay $30,000 over an 18 month period. As of the date hereof, the company is in full compliance with this settlement.The balance remaining on this settlement is approximatley $3,334.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended January 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) Market Information -- The Company's Common Stock and the Common Stock Purchase Warrants (for one share of Common Stock) are traded is in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol:
"MSOF").

     The following tables set forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the past two fiscal years as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The Warrants are unpriced.

                                   Bid Prices

   Period - Fiscal Year 1995                                High        Low
   --------------------------------------------------------------------------
   First Quarter ending April 30, 1994                      9/16        3/16
   Second Quarter ending July 31, 1994                      5/16        3/32
   Third Quarter ending October 31, 1994                    .22         .10
   Fourth Quarter ending January 31, 1995                   .31         3/16

   Period - Fiscal Year 1996                                High        Low
   --------------------------------------------------------------------------
   First Quarter ending April 30, 1995                      1/4         1/8
   Second Quarter ending July 31, 1995                      3/8         3/16
   Third Quarter ending October 31, 1995                    .29         1/8
   Fourth Quarter ending January 31, 1996                   9/32        1/8

     (b) Holders -- There were approximately 160 holders of record of the Company's Common Stock and 16 holders of record of the Company's Common Stock
Purchase Warrants as of May 8, 1996 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal Year Ended January 31, 1996 Compared to Fiscal Year Ended January 31,
1995

     Revenues for the fiscal year ended January 31, 1996 were $1,399,180 as compared to $939,195 in fiscal year 1995, an increase of $459,985 (49%).This increase is primarily due to a 138% increase in revenues from license fees from $340,832 to $812,069, much of which come from the companies largest customers.

     In fiscal 1996, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 58% ($812,069) and 40.3% ($545,977) percent of revenues in 1996, respectively.

     Revenues in fiscal 1996 include $192,856 of the $300,000 nonrefundable royalty payment advance from IBM (see Note I to the financial statements as of, and for the year ended January 31, 1996).

     Management believes that the growth in maintenance fees during the year ended January 31, 1996 is due to an increase in requests from customers for product updates, technical assistance and support.

     Operating expenses decreased 7.8% from fiscal 1995 ($1,517,237) to fiscal 1996 ($1,399,476) primarily as a result of a 16.6% decrease in selling and administrative costs. The increase in software development costs is principally due to an increase in the base of capitalized development costs.

     Other income (expenses) changed from $11,695 in fiscal 1995 to $49,249 in fiscal 1996. 1995 includes special discount to investors of ($28,215) is included in fiscal 1995. Also, settlements of accounts payable is included as other income in the amount of $54,782 in 1996 and $45,630 in 1995. See "Item 12. Certain Relationships and Related Transactions."

     As a result of all of the  foregoing,  Multi  Soft's  income in fiscal 1996
$48,953  increased  improved   substantially   compared  to  its  loss  in  1995
($566,347).

Major Customers

     In fiscal 1996, IBM accounted for 42% of total revenues. In fiscal 1995 IBM accounted for 33% of total revenues.

Liquidity and Capital Resources

     At January 31, 1996, the Company had a working capital deficiency of $537,862 and has experienced cash flow problems.

     Management of Multi Soft has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties (see "Item 1. Business - IBM").

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. (See "Item 1. Business - In-House Marketing and Sales").

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

Item 7. Financial Statements.

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 1996

                                      INDEX

                                                                        Page #
                                                                        ------

Report of Independent Certified Public Accountant                       F1

Balance Sheets - January 31, 1996 and 1995                              F2, F3

Statements of Operations for Each of the Two Years in the
Period Ended January 31, 1996                                           F4

Statements of Changes in Stockholders' Equity (Deficiency) for
Each of the Two Years in the Period Ended January 31, 1996              F5

Statements of Cash Flows for Each of the Two Years in the
Period Ended January 31, 1996                                           F6

Notes to Financial Statements                                           F7 - F15


Schedules

     All   schedules  of  the  Company  have  been  omitted   because  they  are
inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On March 15, 1994, the Company terminated Stewart W. Robinson as its certifying accountant and retained Grant Thornton as its certifying accountants.

     In connection with the audit of the financial statements of the Company for the fiscal year ended January 31, 1993 and during the period commencing February 1, 1993 through March 15, 1994 there were no disagreements with Stewart W. Robinson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stewart W. Robinson, would have caused him to make reference to the subject matter of the disagreement in his report.

     Except for an explanatory paragraph concerning the Company's ability to continue as a going concern, Stewart W. Robinson's report on the Company's financial statements for the fiscal year ended January 31, 1993 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

     The decision to change accountants was approved by the Board of Directors of the Company.

     On April 25, 1995, the company terminated Grant Thornton as its certifying accountants and retained Stewart W. Robinson as its accountant.

In connection with the audit of the financial statements of the Company for the year ended January 31, 1994 and during the period commencing February 1, 1994 through April 25, 1995, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused them to make reference to the subject matter of the disagreement in their report.

Except for an explanatory paragraph concerning the Company's ability to continue as a going concern, Grant Thornton's report on the Company's financial statements for the fiscal year ended January 31, 1994 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Board of Directors of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                                            Position(s) Held

Charles J. Lombardo        Chairman of the Board of Directors, Chief Executive
                           Officer, Chief Financial Officer and Treasurer

Miriam G. Jarney           Executive Vice President, Secretary and Director

Larry Spatz                Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 53, has been the Company's Chairman of the Board of Directors since January 1985 and has been the Company's Chief Executive Officer, Chief Financial Officer and Treasurer since December 1988. He has been MSI's Chief Executive Officer and Secretary-Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute
(1964),  a Master of Science  degree in  Physics  from  Northeastern  University
(1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 55, has been a Director of the Company since January 1985, Executive Vice President of the Company since 1986 and Secretary of the Company since December 1988. She has been Executive Vice President and a Director of MSI since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated Systems, Inc., for the purpose of packaging computer software for the microprocessor market, which company is inactive.

     LARRY SPATZ, age 52, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1996.

Item 10. Executive Compensation.

     The following table shows all the cash compensation paid or to be paid by the Company or its parent, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer and Executive Vice President (collectively, "Principal Officers") for such period in all capacities in which they served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------------------------------------------
                       Annual Compensation                                          Long Term Compensation
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                              Awards                      Payouts
- ------------------------------------------------------------------------------------------------------------------------------------
Name &          Fiscal      Salary ($)   Bonus ($)   Other Annual    Restricted    Options SARs     LTIP        All Other
Principle         Year                               Compensation    Stock Award                 Payouts ($)  Compensa-tion
Position                                                 ($)             ($)                                       ($)
- ------------------------------------------------------------------------------------------------------------------------------------
Charles J.      1996        (A)$104,505      $0       (C)$36,750          $0            $0           $0             $0
Lombardo CEO    1995           $104,505      $0               $0          $0            $0           $0             $0
                1994           $103,470      $0               $0          $0            $0           $0             $0
                1993           $117,862      $0          $43,937          $0            $0           $0             $0
                1992           $128,279      $0          $55,155          $0            $0           $0             $0
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
Miriam Jarney   1996        (B)$$98,491         $0            $0          $0            $0           $0             $0
Exec. V.P.      1995            $98,491         $0            $0          $0            $0           $0             $0
                1994            $98,559         $0            $0          $0            $0           $0             $0
                1993           $107,247         $0        $4,991          $0            $0           $0             $0
                1992           $113,233         $0       $20,611          $0            $0           $0             $0
- ------------------------------------------------------------------------------------------------------------------------------------

(A)  Accrued and unpaid to Charles J. Lombardo   $78,255
(B)  Accrued and unpaid to Miriam Jarney         $39,576
(C)  Consulting fees

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

- -------------------------------------------------------------------------------------------
Name                   Options/SARs       Percent of Total     Exercise or    Expiration
                          Granted      Options/SARs Granted    Base Price       Date
                                          to Employees in        ($/Sh)
                                            Fiscal Year
- -------------------------------------------------------------------------------------------
Charles J. Lombardo         -0-                  -                  -             -
- -------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------
Miriam Jarney               -0-                  -                  -             -
- -------------------------------------------------------------------------------------------


The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

- ------------------------------------------------------------------------------------------------------------------------
                                                                            Number of Securities          Value of
                                                                                 Underlying             Unexercised
                                    Shares                                       Unexercised            In-The-Money
                                  Acquired on                                  Options/SARs at        Options/SARs at
Name                             Exercise (#)       Value Realized ($)           FY-End (#)              FY-End ($)
- ------------------------------------------------------------------------------------------------------------------------
Charles J. Lombardo                   -0-                  -0-                       -0-                    -0-
- ------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
Miriam Jarney                         -0-                  -0-                       -0-                    -0-
- ------------------------------------------------------------------------------------------------------------------------

- ----------
*





Directors' Compensation

     Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements

     On July 14, 1989, the Company entered into a five-year employment agreement with its Chairman of the Board and Chief Executive Officer, Charles J. Lombardo, which may be renewed for successive periods unless terminated by the Company on twelve months notice or by Mr. Lombardo on six months notice. Mr. Lombardo is the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company. The agreement contains non-disclosure provisions and a one year restrictive covenant preventing Mr. Lombardo from becoming employed by a similar company in any state or country in which the Company does business, or engaging in a competitive business for his own account. Mr. Lombardo is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 2% of the Company's after tax profits. The employment agreement has been renewed for an additional year on an annual basis.

     Mr. Lombardo also receives a salary from MSI of $25,000 per year. Through the end of MSI's fiscal year ended January 31, 1994, MSI owed Mr. Lombardo $98,946 in accrued salary. In July 1994, MSI authorized the issuance of 549,700 shares of its Common Stock to Mr. Lombardo in lieu of the foregoing accrued salary.

     On August 1, 1989, the Company entered into a five-year employment agreement with Miriam Jarney, Executive Vice-President and a Director of both the Company and MSI, which may be renewed for additional periods, unless terminated by the Company on twelve months notice or Ms. Jarney on six months notice. Ms. Jarney is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 1.5% of the Company's after tax profits. The agreement also contains non-disclosure provisions and a one year restrictive covenant preventing Ms. Jarney from becoming employed by a similar company in any state or country in which the Company does business, or engaging in any competitive business for her own account. The employment agreement has been renewed for an additional year on an annual basis.

     During fiscal 1995 and fiscal 1996, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. See financials. The balance due between both officers as of January 31, 1996 is $746,621 including deferred increases of $636,605.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 11,483,979 Shares of the Company's outstanding Common Stock, $.001 par value, as of April 30, 1996.

     (b) Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

- -----------------------------------------------------------------------------------------------------------
Name and Address of Beneficial Owner                           Amount and Nature of    Percent of Class
                                                                    Beneficial
                                                                    Ownership
- -----------------------------------------------------------------------------------------------------------
MSI(1)                                                              6,526,722               56.8%
4262 US Route 1, Monmouth Junction, NJ 08852
- -----------------------------------------------------------------------------------------------------------
Charles J. Lombardo                                                 6,688,387(1)            58.2%
Chairman of the Board, Chief Executive Officer, Chief
Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA  19067
- -----------------------------------------------------------------------------------------------------------
Miriam G. Jarney                                                    6,670,055(1)            58.1%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ  07106
- -----------------------------------------------------------------------------------------------------------
Larry Spatz                                                         6,526,722(1)(2)         56.8%
Director
Suite 332, 401 East Illinois St., Chicago, IL 60611
- -----------------------------------------------------------------------------------------------------------
All Executive Officers and Directors as a group (3 persons)         6,831,720(1)            59.5%
- -----------------------------------------------------------------------------------------------------------

* Except as indicated below in the footnotes, each person has sole voting and dispositive power over the Shares indicated. All numbers have been revised to give retroactively effect to the one-for-three reverse stock split which occured on January 31, 1996.

(1) Messrs. Lombardo and Spatz and Ms. Jarney are also officers and/or directors of MSI. Therefore, together with the other directors of MSI, they share the voting power of the Company shares owned by MSI, and the shares owned by MSI have been deemed to be owned by the officers and directors of the Company. The shares listed as owned by Charles J. Lombardo, Miriam Jarney and Larry Spatz include the 6,526,722 shares owned by MSI.

(2) Excludes shares owned beneficially by a family trust of which Mr. Spatz' wife is one of the beneficiaries. Mr. Spatz has confirmed to the Company that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

Item 12.  Certain Relationships and Related Transactions.

     The Company has a demand loan with a commercial bank. Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.75% at January 31, 1996). The Company was in default on this loan. The Company obtained a forbearance from the bank in November 1993 requiring an initial $20,000 payment and monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of March 1, 1996, the Company is in compliance with the terms of the forbearance agreement and owes approximately $41,000. During 1996 and 1995, the maximum amount of borrowings outstanding were $53,729 and $61,415, respectively.

     In June 1993, the Company conducted a private placement of the Company's common stock for a total of 268,671 shares at $.03 per share, in connection with the private placement by Multi Solutions, Inc. ("MSI") of $260,000 in convertible 8% promissory notes (the "Notes"). MSI used $210,000 of the net proceeds from the Notes to purchase an additional 700,000 shares of the Company. The principal and interest due under the Notes, pursuant to the terms of the Notes, have been converted into restricted shares of the Company's common stock at the rate of $.30 per share (936,450 shares in the aggregate). The holders of the Notes and the 268,671 shares have exercised their right to demand registration of these shares and accordingly, on March 17, 1995 a registration statement on Form SB-2 was filed with the Securities and Exchange Commission to register these shares and certain other shares.

     In January and March 1994, the Company issued an aggregate of 254,500 shares at $.03 per share to the individuals who converted their MSI notes into Company shares and 254,500 shares to MSI for $.03 per share.

     In consideration of MSI incurring the risk of potentially having to pay off the Notes if the Noteholders had not elected to convert their Notes into the Company's shares, and in consideration for MSI's purchase of a bulk of restricted Company shares with the proceeds of the Note offering at or slightly above the market value of the Company's freely tradeable shares (i.e., well above the actual value of such shares given the size of the purchase, the restriction on transfer and the extreme liquidity problems of the Company at that time), the Company issued an additional 283,334 shares of its restricted common stock to MSI.

     Although there is no written agreement between MSI and the Company granting MSI preemptive rights with regard to MSI's majority ownership of Company common stock, in practice, MSI has and plans to continue to acquire sufficient shares of the Company's common stock to assure its majority ownership in the Company.

In January 1996, Multi Soft issued 1,500,000 shares of its common stock to the Company. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions was to issue a note.

In connection with this transaction, Multi Soft paid for the acquisition of 1,000,000 each of the Company's common shares (valued at $0.08 per share) to the chairman and vice president by allowing the indebtedness of the Company to Multi Soft to be reduced by $160,000 which thereby reduced the debt of Multi Soft to the two officers by the same amount.

After completion of this series of transactions, the net debt due to Multi Soft in connection with the common stock sale was reduced to $170,000.

Through the end of MSI's fiscal year ending January 31, 1994, MSI owed Mr. Lombardo $98,946 in accrued salary. In July 1994, MSI authorized the issuance of 549,700 shares of its Common Stock to Mr. Lombardo in lieu of the foregoing accrued salary. During fiscal 1996, the company issued 1,000,000 shares to each Charles Lombardo and Miriam Jarney, such transaction being effected to pay accrued salary of Multi Soft and reducing debts of the company to Multi Soft. The balance due between both officers as of January 31, 1986 is $696,621 including deferred increases of $586,605.

     The Company subleases its office space from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife (see "Item 2. Properties").

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

       3.a    Certificate of Incorporation  and Certificate of Correction of the
              Company (1)
       3.b    By-Laws of the Company (1)
      10.a    Employment Agreement with Charles J. Lombardo (6)**
      10.b    Employment Agreement with Miriam G. Jarney (6)**
      10.c    Facility sublease (8)
      10.d    IBM Agreement executed October 1993*(8)
      10.e    IBM Agreement executed August 1994*(8)
      10.f    IBM Amendment executed May 15, 1995
      10.g    Copy of MSI's Non-Qualified Stock Option Plan, Stock Grant Program
              and Employee Incentive Stock Option Plan (3)
      10.h    Amendments  to MSI's  Non-Qualified  Stock  Option and Stock Grant
              Program (4)
      16.     The required letters from the former accountant(2)(5)(7)
      27.     Financial Data Schedules (electronic form only)

* Certain information contained in these exhibits has been omitted and filed separately with the Commission.

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit.

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, SEC File No. 33-3133, filed with the Commission on February 4, 1986, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Form 8-K dated March 15, 1994, as filed with the Commission on or about March 21, 1994, and incorporated herein by reference.

(3) Previously filed as an Exhibit to MSI's Form 10-K for the fiscal year ended January 31, 1984 as filed with the Commission on or about May 15, 1984, and incorporated herein by reference.

(4) Previously filed as part of the MSI's proxy materials for the Annual Meeting of Stockholders held on July 9, 1985, as filed with the Commission on or about May 24, 1985, and incorporated herein by reference.

(5) Previously filed as an Exhibit to the Company's Form 8-K dated July 9, 1993 as filed with the Commission on or about July 12, 1993, and incorporated herein by reference.

(6) Previously filed as an Exhibit to the Company's Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990, under SEC File No. 33-3133-NY, and incorporated herein by reference.

(7) Previously filed as an Exhibit to the Company's Form 8-K dated April 25, 1995 as filed with the Commission on or about April 25, 1995, and incorporated herein by reference.

(8) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, SEC File No. 33-87460, filed with the Commission on March 15, 1995, and incorporated herein by reference.

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MULTI SOFT, INC.

Dated:  May 10, 1996                      By:  /s/ CHARLES J. LOMBARDO
                                               -----------------------
                                               Charles J. Lombardo,
                                               Chief Executive Officer,
                                               Chief Financial Officer
                                               and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                         TITLE                                        DATE


/s/ CHARLES J. LOMBARDO                                                         May 10, 1996
- -------------------------------
Charles J. Lombardo                Chairman of the Board of Directors,  Chief
                                   Executive Officer,  Financial Officer, and
                                   Treasurer


/s/ MIRIAM JARNEY                                                               May 10, 1996
- -------------------------------
Miriam Jarney                      Executive Vice President, Secretary, and
                                   Director


/s/ LARRY SPATZ                                                                 May 10, 1996
- -------------------------------
Larry Spatz                        Director

                               Stewart W. Robinson
                           Certified Public Accountant
                         450 Seventh Avenue, Suite 1009
                               New York, NY 10123
                               Tel: (212) 629-7323
                               Fax: (212) 629-7052

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Multi Soft, Inc.

I have audited the accompanying balance sheets of Multi Soft, Inc. ( a New Jersey corporation and 56.8% owned subsidiary of Multi Solutions, Inc.) as of January 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Soft, Inc. as of January 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

STEWART W. ROBINSON

New York, New York
April 25, 1996

                                       F 1

MULTI SOFT, INC.
a 56.8% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31 ,1996 and 1995

                                                       1996             1995
                                                   -----------      -----------
ASSETS
CURRENT ASSETS
  Cash                                             $    88,015      $      --
  Accounts Receivable (net of allowance
   of $37,240 and $32,880 respectively)                100,428           95,791
  Prepaid expenses and other current assets             13,532           17,310
                                                   -----------      -----------
                                                       201,975          113,101
FURNITURE AND EQUIPMENT
  Research and Development Equipment                   259,907          259,907
  Office furniture and other equipment                  10,053           10,052
                                                   -----------      -----------
                                                       269,960          269,959
  Less: Accumulated Depreciation                      (266,066)        (263,693)
                                                   -----------      -----------
                                                         3,894            6,266
OTHER ASSETS
  Capitalized software development costs             1,980,130        1,613,516
  Less accumulated amortization                     (1,256,153)        (886,605)
                                                   -----------      -----------
                                                       723,977          726,911

  Due from Solutions                                   408,762          256,912
                                                   -----------      -----------
                                                   $ 1,338,608      $ 1,103,190
                                                   ===========      ===========

See notes to financial statements

                                      F 2

MULTI SOFT, INC.
a 56.8% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 1996 and 1995

LIABILITIES AND STOCKHOLDERS'                              1996         1995
                                                       ----------    ----------
DEFICIENCY
CURRENT LIABILITIES
  Loan payable to bank                                    $41,099       $53,729
  Accrued payroll                                          30,285        31,190
  Payroll and other taxes payable                          74,993        78,607
  Accounts Payable                                        173,652       303,238
  Accrued officer compensation                            110,016       152,246
  Deferred Revenues                                       309,792       289,391
  Deferred compensation due officer /shareholders         586,605       346,713
  Loans from Officers                                        --          22,000
                                                       ----------    ----------
                                                        1,326,442     1,277,114

  Deferred Revenues - net of current portion                8,022       200,885

STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 30,000,000 shares
  $.001 par value, issued and outstanding
  11,483,979   (1996) and 9,983,979 (1995)                 11,484         9,984
  Additional paid-in capital, net of deferred
  compensation $234 (1996) and  $595 (1995)             5,862,316     5,533,816
  Accumulated deficit                                  (5,869,656)   (5,918,609)
                                                       ----------    ----------
                                                            4,144      (374,809)
COMMITMENTS AND CONTINGENCIES  - Note F
SOFTWARE LICENSING AGREEMENT - Note I
SUBSEQUENT EVENTS - Note J
                                                       $1,338,608    $1,103,190
                                                       ==========    ==========

See notes to financial statements

                                      F 3

MULTI SOFT, INC.
STATEMENTS OF OPERATIONS
Years ended January 31, 1996 and 1995

                                                       1996            1995
                                                   ------------    ------------
REVENUES
      License fees                                 $    812,069    $    340,832
      Maintenance fees                                  545,977         542,918
      Consulting and Other fees                          41,134          55,445
                                                   ------------    ------------
          Total revenues                              1,399,180         939,195

EXPENSES
      Software development and technical support        369,548         281,623
      Selling and administrative                      1,029,928       1,235,614
                                                   ------------    ------------
          Total expenses                              1,399,476       1,517,237
                                                   ------------    ------------
          (Loss)  from operations                          (296)       (578,042)

OTHER INCOME (EXPENSE)
      Other Revenues                                     54,782          45,630
      Interest Expense                                   (5,533)         (5,720)
      Special discount granted to investors                             (28,215)
                                                   ------------    ------------
          Total other income                             49,249          11,695


          Net Income (Loss)                        $     48,953    $   (566,347)
                                                   ============    ============
          Weighted average shares outstanding        10,109,000       9,189,000
                                                   ============    ============

          Income (Loss) per share                        a                (0.06)
                                                   ============    ============

        (a) less then $.01 per share

See notes to financial statements

                                      F 4

MULTI SOFT
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIENCY
Years ended January 31, 1996 and 1995

                                                                               Total                                       Total
                                                     Common Stock             paid in      Deferred      Accumulated    stockholders
                                                 Shares         Amount        capital    Compensation      deficit       deficiency
                                              -----------    -----------    -----------   -----------    -----------    -----------
Balance at February 1, 1994
as originaly reported                           8,176,534    $     8,177    $ 5,105,609   $    (1,429)   $(5,424,193)   $  (311,836)

Prior period adjustment                                                                                       71,932          71,932
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance as of February 1 ,1994 as adjusted      8,176,534          8,177      5,105,609        (1,429)    (5,352,261)      (239,904)

Issuance of resticted common stock              1,735,668          1,735        428,157                                     429,892

Issuance of stock grants                           71,777             72            645          (717)            --

Amortization of deferred compensation                                                           1,551                          1,551

Net loss                                                                                                   (566,347)       (566,347)
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at January 31, 1995                     9,983,979          9,984      5,534,411          (595)    (5,918,608)      (374,808)

Issuance of resticted common stock              1,500,000          1,500        328,139                                     329,639

Amortization of deferred compensation                                                             361                           361

Net Income                                                                                                    48,953         48,953
                                              -----------    -----------    -----------   -----------    -----------    -----------

Balance at January 31, 1996                    11,483,979    $    11,484    $ 5,862,550   $      (234)   $(5,869,655)   $     4,145
                                              ===========    ===========    ===========   ===========    ===========    ===========

See notes to financial statements

                                      F 5

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
Years ended January 31, 1996 and 1995

                                                            1996                 1995
                                                         ---------            ---------
Cash flows from operating activities
Net Income (loss)                                        $  48,953            $(566,347)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Prior period adjustment                                       --                 71,932
Depreciation and amortization                              371,921              308,114
Common stock issued as compensation to employees              --                 18,000
Discount to investors                                         --                 28,215
Common stock issued to Solutions                           160,000               59,500
Changes in assets and liabilities
  Due to / from Multi Solutions                           (151,851)              11,901
  Accounts receivable                                       (4,630)             157,431
  Prepaid expenses and other current assets                  3,778               (4,482)
  Accrued payroll                                             (906)                 213
  Payroll and other taxes payable                           (3,614)             (39,427)
  Accounts payable and accrued expenses                   (129,586)             (37,886)
  Accrued officer compensation                             (42,234)             135,330
  Deferred officer compensation                            239,892              170,717
  Deferred revenues                                         20,401               (3,444)
  Long term deferred revenues                             (192,864)             (42,865)
                                                         ---------            ---------
Net cash provided by operating activities                  319,260              266,902

Cash flows from investing activities
  Capital expenditures                                        --                 (1,700)
  Capitalized software development costs                  (366,615)            (324,310)
                                                         ---------            ---------
Net cash used in investing activities                     (366,615)            (326,010)

Cash flows from financing activities
  Net repayments under loan and line of credit ageements   (12,630)              (7,685)
  Loan from officer                                        (22,000)              22,000
  Restricted Common stock issued to Solutions              170,000             (280,935)
  Issuance of capital stock                                   --                325,728
                                                         ---------            ---------
Net cash provided by financing activities                  135,370               59,108
                                                         ---------            ---------
NET INCREASE IN CASH                                        88,015                    0
Cash at beginning of year                                     --                      0
                                                         ---------            ---------
Cash at end of year                                      $  88,015            $    --
                                                         =========            =========

See notes to financial statements

                                      F 6

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. (the Company) was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 1996, the Company was 56.8% owned by Multi Solutions, Inc. The Company is principally involved in the design, production and delivery of computer applications development software for sale to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company earned net income of $48,953 in 1996 but incurred a loss of $566,347 in 1995. In addition, at January 31, 1996, the Company's current liabilities exceeded current assets by $1,124,467 and total assets exceeded total liabilities by $4,144.

     The Company intends to aggressively market its new products, control operating costs and broaden its product base through enhancements of products for use by non-technical computer personnel.

     The Company believes that these measures will provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Furniture and Equipment

     Furniture and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets which range from three to seven years.

     Depreciation expense was $2,372 and $9,964 for the years ended January 31, 1996 and 1995.

     2.  Capitalization of Computer Software

     Capitalized software development costs relating to products for which technological feasibility has been established qualify for capitalization under Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

     Research and development costs associated with the creation of computer software prior to reaching technological feasibility are expensed as incurred, except for related computer equipment expenditures such as personal computers and other hardware components, which are capitalized and depreciated over their useful lives if the equipment is deemed to have alternative future use.

                                      F 7

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Capitalized software development costs are amortized to operations when the product is available for general release to customers. Amortization is calculated using (a) the ratio of current gross revenues for the product to the total of current and anticipated gross revenues for the product or (b) the straight-line method over the remaining useful life of the product, whichever is greater.

     The Company is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement with IBM which began in October 1993. The Company's Windows products are compatible with Windows 95 and further modifications are continually made specifically for 32 bit environments (Windows 95 or Windows NT). Unamortized costs relating to Windows products as of January 31, 1996 and 1995 are $723,978 and $657,053, respectively.

     The unamortized capitalized software costs relating to the two DOS products are being amortized over the two year remaining life as of January 31, 1996. The unamortized costs relating to DOS products at January 31, 1996 and 1995 are $4,878 and $69,791, respectively.

     Amortization expense for 1996 and 1995, for all products, was $369,548 and $298,150 respectively.

     3.  Revenue Recognition

     In accordance with Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1), the Company's policy is to recognize license and maintenance fees which earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract. Consulting is performed on a time and material basis.

     4.  Deferred Compensation

     Deferred compensation arising from the issuance of stock grants is amortized over the term of the related grant or employment agreements (one to five years). The amount of compensation attributable to stock grants is determined by the market price of the Company's stock on the date of grant.

     5.  Income (Loss) Per Share

     Income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents are antidilutive and, therefore, are not considered in the computation of loss per share.

     6.  Income Taxes

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) NO. 109, "Accounting for Income Taxes," which significantly changed the accounting for deferred income taxes. The standard provides for a liability approach under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to the periods in which the taxes become payable. The Company adopted the new standard for the year ended January 31, 1994.

                                      F 8

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


     7.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C - LOAN PAYABLE

     The Company has a demand loan payable to a commercial bank ($41,099 and $53,729 at January 31, 1996 and 1995 respectively). Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.75% and 9% at January 31, 1996 and 1995 respectively). The loan is currently in default. The Company obtained a forbearance from the bank in November 1993 requiring a $20,000 payment upon execution, monthly payments of $1,500 principal and interest and the personal guarantee of the Company's chairman. As of January 31, 1996, the Company is in compliance with the terms of the forbearance agreement.

     During 1996 and 1995, the maximum amount of borrowings outstanding was $53,729 and $61,415 respectively, the average borrowings were $47,819 and $58,000, respectively, and the weighted average interest rates were 11.0% and 9.5%, respectively.

NOTE D - INCOME TAXES

     As a result of losses incurred in recent years, the Company has net operating loss carry forwards available to offset future federal taxable income of approximately $5.6 million. These losses expire at various dates through 2011.

     The Company adopted, effective February 1, 1993, SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred income and allowance for uncollectible accounts.

     The deferred method, used in years prior to 1993, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

                                      F 9

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


     Deferred tax (liabilities) assets consist of the following at January 31:

                                                     1996            1995
                                                     ----            ----
     Capitalized software                         $ (289,000)     $ (313,000)
     Allowance for bad debts                          15,000          14,000
     Deferred compensation                           234,000         149,000
     Deferred revenue - royalties                    127,000         125,000
     Loss carry forwards                           2,237,000       2,087,000
                                                  ----------      ----------
           Gross deferred tax assets               2,324,000       2,062,000

     Deferred tax assets valuation allowance       2,324,000       2,062,000
                                                  ----------      ----------
                                                  $    - 0 -      $    - 0 -
                                                  ==========      ==========


NOTE E - STOCKHOLDERS' EQUITY

     1.    Stock Transactions

     During fiscal year 1994, the Company recognized an expense for the sale of 418,667 shares of common stock at $0.03 per share, a price which was below the fair market value. This sale was an additional inducement to the investors in Multi Solutions, Inc.'s (MSI) private placement offering of $260,000 in convertible promissory notes. A portion of the proceeds of such placement were used by MSI to increase its investment in the Company.

     In March 1994, the Company issued an additional 104,500 shares to MSI's investors at $0.03 per share and an additional 254,500 shares to MSI for $0.03 per share. This resulted in a charge of $28,215 on the statement of operations.

     The expiration date of the Company's 714,012 outstanding warrants has been extended to December 1, 1996.

                                      F 10

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


NOTE E - STOCKHOLDERS' EQUITY  - Continued

     In September, 1994, the Company issued 936,450 shares at $0.30 per share to convert MSI's investors' promissory notes of $260,000 including accrued interest. The Company also issued 283,333 shares of its restricted common stock to MSI at $0.21 per share in connection with MSI pre-emptive rights.

     In January 1996, the Company issued 1,500,000 shares of common stock to Multi Solutions, Inc. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions was to issue a note.

     In connection with this transaction, the company paid for the acquisition of 1,000,000 shares each of Multi Solutions common stock (valued at $0.08 per share) by the chairman and vice president by allowing the indebtedness of Multi Solutions to the company to be reduced by $160,000 which thereby reduced the debt of the company to the two officers by the same amount.

     After completion of this series of transactions, the net debt due from Multi Solutions in connection with the common stock sale was reduced to $170,000.

     2.    Prior Period Adjustment

     During the year ended January 31, 1996 the Company discovered an error in accounts payable originating in the fiscal year ended January 31, 1994. This error has no effect on current year operations.

     3.    Option and Stock Grant Program

     During fiscal 1992, the Company issued to an officer/director employee stock purchase warrants to purchase 66,667 shares and 33,334 shares, respectively, of its common stock at $0.27 per share. The exercise price was in excess of the fair market value of the Company's common stock at the date of issuance. The warrants are exercisable through June 1, 1996.

     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. At January 31, 1996 and 1995, an aggregate of 283,638 shares have been issued pursuant to the Plan.

                                      F 11

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


     The Company has issued stock grants as follows:

           Stock grants as of January 31, 1992                 427,500

           Stock grants issued to employees                     13,334
                                                               -------
           Stock grants of January 31, 1993                    440,834

           Stock grants issued to employees                     73,334
                                                               -------
           Stock grants as of January 31, 1994                 514,168

           Stock grants issued to employees                     71,166
                                                               -------
           Stock grants as of January 31, 1995                 585,334

           Stock grants issued to employees                          0
                                                               -------
           Stock grants as of January 31, 1996                 585,334
                                                               =======

     As of January 31, 1996, employees were not fully vested in 71,666 of the aforementioned stock grants. Amortization of deferred compensation for the stock grants to employees was $361 and $1,551 for the years ended January 31, 1996 and 1995, respectively.

     4.    Shares Issued to Officers as Compensation

     In March 1994, the Company issued 66,666 to Miriam Jarney in lieu of $18,000 salary. (Also see note E 1.)

                                      F 12

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.    Leases

     The Company is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease is on a quarter-by-quarter term with a base rent of $4750 per month.. Rental expense under the lease aggregated approximately $52,000 and $46,000 for the years ended January 31, 1996 and 1995, respectively.

     In June 1995 the Company entered into a three year noncancelable operating lease for a color laser copier with monthly payments of $606 plus tax and per copy charges through May 1998.

     Future minimum lease payments under the noncancelable equipment operating lease is as follows:

               Year Ending
               January 31,
               -----------
               1997                                 $7,000
               1998                                  7,000
               1999                                  3,000
                                                     -----
                                                   $17,000
                                                   =======

     In August 1991, the Company renewed a lease for office space in Edison, New Jersey, commencing November 1, 1991 for a term of five years at an annual base rent of $72,600 plus escalations. The Company no longer occupies the space and settled litigation related to this space in May 1994 for $30,000 to be paid over 18 months. As of January 31, 1996 the company is in full compliance with the payments of this settlement.

     There was no rent expense for the Edison office charged to operations for the years ended January 31, 1996 and 1995.

     2.    Employment Agreements

     The Company has employment agreements with two officers which provide minimum annual compensation of $182,000 through July 1996.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of the Company.

     3.    Payroll Taxes

     As of January 31, 1994, the Company had not remitted payroll taxes, interest, and penalties to federal and state taxing authorities in the amount of approximately $58,000. As of January 31, 1995, the federal tax was paid in full and the tax liens were released. Certain state taxes, interest, and penalties in aggregating approximately $26,000 remain unpaid at January 31, 1996.

                                      F 13

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


     4.    Litigation

     The Company and its parent, Multi Solutions, Inc. have been from time to time parties to legal actions arising in the course of their business. The disposition of these actions have not had a material effect on the financial position or results of operations of the Company taken as a whole.

NOTE G - MAJOR CUSTOMER

     In fiscal 1996, one customer accounted for 42% of total revenue. In fiscal 1995, one customer accounted for 33% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 1996 and 1995 are as follows:

                                                           1996      1995
                                                           ----      ----
           Cash paid during the year for Interest         $5,533    $5,720

     During the year ended January 31, 1995, the Company exchanged 219,797 shares of the Company's common stock at fair market value for legal and other services rendered to the Company valued at $53,893.

NOTE I - SOFTWARE LICENSING AGREEMENTS

     1. Software Licensing Agreements

     On October 8, 1993, the Company entered into a Software Licensing Agreement and other ancillary agreements with IBM Corporation (IBM) providing for certain exclusive marketing rights for the Company's principal product:
     WCL(TM) with IBM IMS Extensions. This is a software product specifically modified for use with IBM's IMS mainframe systems.

     The agreements, effective for a term of seven years with automatic renewals for two additional one year periods, provide for the payment of percentage royalties and unit royalties as specified in the agreement. IBM may terminate the agreement after the first year upon 90 days notice. The agreement further provides for minimum non-refundable royalty advances to the Company aggregating $300,000 through April 1996.

     As of July 1995 the company has been receiving monthly maintenance from IBM regarding the above license agreement.

     The $300,000 royalty advance has been recorded as deferred revenue in fiscal year 1994 and is being recognized as income over the longer of:

          o The 21 month period of maintenance included in the agreement without additional fees; or

                                      F 14

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1996 and 1995


          o The period in which the royalty is earned through IBM sales throughout the seven year term of the agreement.

     Effective June 1, 1995 Multi Soft and IBM amended their Software License Agreement number: STL93199 and its related worldwide marketing agreements, such that, $150,000 dollars of the $300,000 advance amount deferred as of January 31, 1994 shall, as of June 1, 1995 no longer be subject to offset against royalties accrued.

     The net effect was to remove $150,000 from deferred revenues and increase license fee revenues by $150,000.

     For the years ended January 31, 1996 and 1995, the Company recognized as income $192,866 and $56,249 of $300,000 advance respectively.

     The contract with IBM's Network Software Division provides that Multi Soft will receive prepaid royalties of $600,000 in quarterly installments over a two year period. As a result, IBM receives non exclusive and non transferable license to market certain Multi Soft products. The product is marketed under IBM's logo as "Personal Communications Toolkit for Visual Basic".

     2.    Marketing Agreements with IBM

     The Company entered into marketing agreements with IBM providing for the marketing rights of the WCL software with IBM IMS Extensions in the United States, Puerto Rico, the Asia Pacific Region, Europe, the Middle East and Africa.

     The agreements are for three year terms and provide for the payment of percentage royalties as specified in the agreement.

     3.    Joint Development and Marketing Agreement with Bellcore

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Additionally, Bellcore shall pay a specified monthly maintenance fee for a period of one year. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

NOTE J - SUBSEQUENT EVENTS

     On May 7, 1996 the board extended the warrant exercise period to December 1, 1996.

                                      F 15