Form 10QSB
period 1996-04-30
MULTI SOFT INC
filed 1996-06-13
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

  Commission File Number:       0-15976

                                 MULTI SOFT, INC
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEW JERSEY                                             22-2588030
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
              ----------------------------------------------------
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

                         Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                              Outstanding at April 30, 1996
- ------------------------------------          ----------------------------------
Common Stock, par value                                   11,638,979
       $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1996 contained in the company's Form 10KSB filed with The Securities & Exchange Commission on May 14, 1996.

     The results reflected for the three months ended April 30, 1996 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 56.8% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                                           April 30,         January 31,
                                                                                1996                1996
                                                                         (Unaudited)
                                                                        ------------        ------------
ASSETS
CURRENT ASSETS
     Cash                                                                $     8,933         $   88,015
     Accounts Receivable (net of allowance
      of $32,880 and $37,063 respectively)                                   111,195            100,428
     Prepaid expenses and other current assets                                16,532             13,532
                                                                         -----------         ----------
                                                                             136,660            201,975


FURNITURE AND EQUIPMENT
     Research and Development Equipment                                      261,957            259,907
     Office furniture and other equipment                                     10,053             10,053
                                                                         -----------         ----------
                                                                             272,010            269,960
     Less: Accumulated Depreciation                                         (266,476)          (266,066)
                                                                         -----------         ----------
                                                                               5,534              3,894


OTHER ASSETS
     Capitalized software development costs                                1,541,681          1,980,130
     Less accumulated amortization                                          (850,477)        (1,256,153)
                                                                         -----------         ----------
                                                                             691,204            723,977

     Due from Solutions                                                      408,762            408,762
                                                                         -----------         ----------

                                                                         $ 1,242,160         $1,338,608
                                                                         ===========         ==========

MULTI SOFT, INC.
a 56.8% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS



                                                                           April 30,         January 31,
                                                                                1996                1996
                                                                         (Unaudited)
                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                                $   36,489          $   41,099
     Accrued payroll                                                         19,510              30,285
     Payroll and other taxes payable                                         61,370              74,993
     Accounts Payable                                                       162,908             173,652
     Deferred compensation due officer/shareholders                         586,605             586,605
     Accrued officer compensation                                           118,349             110,016
     Deferred Revenues                                                      295,800             309,792
                                                                         ----------          ----------
                                                                          1,281,031           1,326,442

DEFERRED REVENUES - net of current portion                                     --                 8,022
                                                                         ----------          ----------

TOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   11,483,979 respectivley and respectively                                  11,484              11,484
     Additional paid-in capital, net of deferred
      compensation $181 and $234 respectively                             5,862,355           5,862,316
     Accumulated deficit                                                 (5,912,710)         (5,869,656)
                                                                         ----------          ----------
                                                                            (38,871)              4,144


                                                                         $1,242,160          $1,338,608
                                                                         ==========          ==========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)


                                                                       Three Months Ended
                                                                            April 30
                                                                     1996                1995
                                                                ---------------      ---------------
REVENUES
      License fees                                               $    85,869            $  143,058
      Maintenance fees                                               159,753               128,857
      Consulting and Other fees                                          227                 2,289
                                                                  -------------       --------------
             Total revenues                                          245,849               274,204



EXPENSES
      Software development and technical support                      84,324                74,470
      Selling and administrative                                     203,555               240,141
                                                                  -------------       --------------

             Total expenses                                          287,879               314,611
                                                                  -------------       --------------

             Loss from operations                                    (42,030)              (40,407)

OTHER INCOME(EXPENSE)
      Interest Expense                                                (1,024)                 (983)

             Total other income(expense)                              (1,024)                 (983)
                                                                  -------------       --------------

             NET LOSS                                             $  (43,054)         $    (41,390)
                                                                  =============       ==============
             Weighted average shares outstanding                  10,109,000             9,189,000
                                                                  =============       ==============

             Loss per share                                       $    --             $      --
                                                                  =============       ==============


MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                               Three Months Ended
                                                                                                     April 30,
                                                                                              1996               1995
                                                                                         ------------      -----------
Cash flows from operating activities
      Net loss                                                                           $   (43,054)      $ (41,390)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities
      Depreciation and amortization                                                           84,734          79,466
      Common stock issued as compensation to employees                                                           --
      Discount to investors                                                                                      --
      Changes in assets and liabilities                                                                          --
             Due to / from Multi Solutions                                                      --            23,984
             (Increase) decrease in accounts receivable                                      (10,767)        (20,620)
             Decrease in prepaid expenses and other current assets                            (3,000)         (4,147)
             Increase (decrease) in accrued payroll                                          (10,775)         21,889
             (Decrease) in payroll and other taxes payable                                   (13,623)           (901)
             Increase (decrease) in accounts payable and accrued expenses                    (10,744)        (16,856)
             (Decrease) increase in accrued officer compensation                               8,332          42,542
             Increase  in Deferred Compensation                                                 --            59,972
             Increase (decrease) in deferred revenues                                        (13,992)        (22,059)
             Increase (decrease) in long term deferred revenues                               (8,022)        (10,716)
                                                                                         ------------      -----------
                    Net cash provided (used) by operating activities                         (20,911)        111,164


Cash flows from investing activities
      Capitalized Research and  developement                                                  (2,050)
      Capitalized software development costs                                                 (51,550)        (89,030)
                                                                                         ------------      -----------

                    Net cash used in investing activities                                    (53,600)        (89,030)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                  (4,610)         (3,034)
      Payment of line of credit                                                                 --           (19,100)
      Amortization of Stock Grants                                                                39            --
                                                                                         ------------      -----------

                    Net cash provided by (used ) financing activities                         (4,571)        (22,134)


                    NET INCREASE (DECREASE) IN CASH                                          (79,082)           --

Cash at beginning of year                                                                     88,015            --

Cash at end of year                                                                      $     8,933       $    --
                                                                                         =============     ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended April 30, 1996 Compared to Quarter Ended April 30, 1995

     Revenues for the current first quarter of fiscal year 1996 decreased $28,355 or 10.34% compared with the comparable period of the prior year. The decrease in revenues is attributable to decreased license fees offset in part by an increase in maintenance revenue. The increase in maintenance revenue is attributed to a monthly maintenance agreement with IBM which guarantees $10,000 per month. The shrinking license fees are attributed to sales that occurred in the first quarter of last year that did not occur this year, due to normal sales fluctuations.

     Operating expenses as a percent of revenues for the current first quarter was 117.09% compared with 114.7% for the comparable period of the prior year. The increase in operating expenses as a percent of revenues was primarily attributable to the lower revenue volume and an increase in technical support salaries offset in part by a decrease in selling and administrative expenses.

     The operating loss, before other income (expense) of ($42,030) for the current first quarter increased $1,623 compared with the comparable period of the prior year.

     Other income (expense) for the current first quarter was ($1,024) as compared with ($983) for the comparable period of the prior year.

     For the current first quarter, a net loss of $43,054) was incurred compared with a net loss of ($41,390), an increase of $1,664.

Major Customers

     In the first quarter 1996, IBM accounted for 36.2% of total revenues. In the first quarter 1995, IBM accounted for 31.25% of total revenues.

Liquidity and Capital Resources

     At April 30, 1996, the Company had a negative working capital position of ($1,144,371); and has been experiencing cash flow problems. The cash flow deficiency is a result of certain receivables that remain uncollected coupled with normal fluctuations in sales.

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

PART II - OTHER INFORMATION

Item 1.       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   27.Financial Data Schedule

              (b)  Reports on Form 8-K

                   None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MULTI SOFT, INC.






Dated: 5/29/96                 By: /s/   CHARLES J. LOMBARDO
                                   --------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer