Form 10QSB
period 1996-07-31
MULTI SOFT INC
filed 1996-09-16
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

                             Yes __X__     No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at July 31, 1996
         -----                                   ----------------------------
Common Stock, par value                                    11,716,229
   $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1996.

     The results reflected for the six and three months ended July 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 55.7% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                     July 31,       January 31,
                                                         1996              1996
                                                  (Unaudited)
                                                  -----------       -----------
ASSETS
CURRENT ASSETS
  Cash                                            $    70,410       $    88,015
  Accounts Receivable (net of allowance
   of $28,932 and $37,063 respectively)               103,971           100,428
  Prepaid expenses and other current assets            13,532            13,532
                                                  -----------       -----------
                                                      187,913           201,975

FURNITURE AND EQUIPMENT
  Research and Development Equipment                    4,158           259,907
  Office furniture and other equipment                 10,053            10,053
                                                  -----------       -----------
                                                       14,211           269,960
  Less: Accumulated Depreciation                       (7,185)         (266,066)
                                                  -----------       -----------
                                                        7,026             3,894

OTHER ASSETS
  Capitalized software development costs            1,606,217         1,980,130
  Less accumulated amortization                      (937,397)       (1,256,153)
                                                  -----------       -----------
                                                      668,820           723,977
  Due from Multi Solutions                            418,762           408,762
                                                  -----------       -----------
                                                  $ 1,282,521       $ 1,338,608
                                                  ===========       ===========

MULTI SOFT, INC.
a 55.7% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                       July 31,      January 31,
                                                           1996            1996
                                                    (Unaudited)
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
  Loan payable to bank                              $    34,119     $    41,099
  Accrued payroll                                          --            30,285
  Payroll and other taxes payable                        53,355          74,993
  Accounts Payable                                       98,354         173,652
  Deferred compensation due officer/shareholders        586,605         586,605
  Accrued officer compensation                          126,681         110,016
  Deferred Revenues                                     289,556         309,792
                                                    -----------     -----------
                                                      1,188,670       1,326,442

  DEFERRED REVENUES - net of current portion               --             8,022
                                                    -----------     -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, authorized 30,000,000 shares
  $.001 par value, issued and outstanding
  11,716,239 and 11,483,979  respectively                11,716          11,484
  Additional paid-in capital, net of deferred
  compensation $4830 and $234 respectively            5,922,499       5,862,316
  Accumulated deficit                                (5,840,364)     (5,869,656)
                                                    -----------     -----------
                                                         93,851           4,144

                                                    $ 1,282,521     $ 1,338,608
                                                    ===========     ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Six Months Ended                    Three Months Ended
                                                               July 31,                              July 31,

                                                          1996               1995               1996               1995
                                                  ------------       ------------       ------------       ------------
REVENUES
  License fees                                    $    254,066       $    388,146       $    168,197       $    245,088
  Maintenance fees                                     312,384            280,763            152,631            151,906
  Consulting and Other fees                             17,758             12,195             17,531              9,906
                                                  ------------       ------------       ------------       ------------
      Total revenues                                   584,208            681,104            338,359            406,900

EXPENSES
  Software development and technical support           171,244            153,391             86,920             78,921
  Selling and administrative                           378,866            479,049            175,311            238,809
                                                  ------------       ------------       ------------       ------------

      Total expenses                                   550,110            632,440            262,231            317,730

      Income (Loss) from operations                     34,098             48,664             76,128             89,170

OTHER (EXPENSE)
  Interest Expense                                      (4,806)            (2,621)            (3,782)            (1,638)

      Total other (expense)                             (4,806)            (2,621)            (3,782)            (1,638)

      NET INCOME(LOSS)                            $     29,292       $     46,043       $     72,346       $     87,532
                                                  ============       ============       ============       ============

      Weighted average shares outstanding           11,560,000          9,189,000         10,109,000          9,189,000
                                                  ============       ============       ============       ============

      Income (Loss) per share                     $       --         $       --         $       --         $       0.01
                                                  ============       ============       ============       ============

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Six Months ended
                                                                         July 31         July 31
                                                                            1996            1995
                                                                       ---------       ---------
Cash flows from operating activities
  Net loss
  Adjustments to reconcile net loss to net cash                        $  29,292       $  46,043
    provided (used) by operating activities
  Depreciation and amortization                                          172,270         164,096
  Common stock issued as compensation to employees
  Discount to investors                                                                     --
  Changes in assets and liabilities                                                         --
     Due to / from Multi Solutions                                       (10,000)         16,427
     (Increase) decrease in accounts receivable                           (3,543)         63,369
     Decrease in prepaid expenses and other current assets                  --           (13,214)
     Increase (decrease) in accrued payroll                              (30,285)         46,133
     (Decrease) in payroll and other taxes payable                       (21,638)         (5,514)
     Increase (decrease) in accounts payable and accrued expenses        (75,297)        (32,694)
     (Decrease) increase in accrued officer compensation                  16,665          93,291
     Increase  in Deferred Compensation                                     --           119,946
     Increase (decrease) in deferred revenues                            (20,236)        (44,439)
     Increase (decrease) in long term deferred revenues                   (8,022)       (171,432)
                                                                       ---------       ---------
         Net cash provided (used) by operating activities                 49,206         282,012

Cash flows from investing activities
  Capitalized Research and  developement                                  (4,158)
  Capitalized software development costs                                (116,086)       (178,058)
                                                                       ---------       ---------

         Net cash used in investing activities                          (120,244)       (178,058)


Cash flows from financing activities
  Net repayments under loan and line of credit ageements                  (6,981)         (6,125)
  Payment of line of credit                                                 --           (20,600)
  Amortization of Stock Grants                                               690              99
  Issued Common Stock                                                     59,724               0
                                                                       ---------       ---------
         Net cash provided by (used ) financing activities                53,433

         NET INCREASE (DECREASE) IN CASH                                 (17,605)        (26,626)

Cash at beginning of  period                                              88,015          77,328

Cash at end of  period                                                 $  70,410       $  77,328
                                                                       =========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended July 31, 1996 compared to six months ended July 31, 1995 and three months ended July 31, 1996 compared to three months ended July, 31 1995

Revenues for the current six months of fiscal year 1996 decreased $96,897 or 14.2% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1996 decreased $68,542 compared with the comparable period of the prior year. The decrease in revenues for the current six and three month period is attributable to the recognition of $150,000 of long term deferred revenue, in the prior three and six month period which did not reoccur in the current period . Without giving effect to the long term deferred revenue , Multi Soft would have experienced a $53,103 and $81,458 increase for the six and three month period of July 31,1996 respectively.

Operating expenses as a percent of revenues for the six month period was 94.1% compared with 92.8% for the comparable period of the prior year. Operating expense ending July 31, 1996 as a percent of revenues for the current three month period was 77.5%compared with 78.1% for the prior year. The increase in the six month period is a result of the long term deferred mentioned above, the decrease in operating expenses as a percent of revenues was primarily attributable to a curtailment of selling and administrative expenses.

Operating income, before other (expense) of $34,097 for the current six month period decreased $14,567 compared with the comparable period of the prior year. Operating Income, before other income (expense) $76,117 for the current three month decreased $13,053 compared with comparable period of the prior year. Excluding the 150,000 Long Term Deferred Revenue from July 31,1995 Multi Soft experienced a 135,433 , 136,947 six and three month increase in revenue respectively for July 31, 1996.

Other (expense) for the current six month period was ($4,806) as compared with ($2,621) for the comparable period of the prior year. The increase is attributable to a minor tax penalty.

For the current six month period , net income of $29,292 or ($.00) cents per share was incurred compared with a net income of $46,043 or ($.00) cents per share an decrease of $16,751. For the current three month period, a net income of $72,346 or .01 cents per share was incurred compared with income of 87,532 in the comparable period for the prior year an decrease of $15,186. As previously stated, Without giving effect to the long term deferred revenue Multi Soft would heve experienced an increase of 133,248 in net income for the period ending July 31 1996.

During the three months ended July 31, 1996 Multi Soft issued 232,260 shares of its common stock to certain persons in satisfaction of $90,727 of indebtedness and for other consideration.


Major Customers

     In the first six months of 1996, IBM accounted for 17.19% of total revenues. In the first six months of 1995, IBM accounted for 47.19%.


Liquidity and Capital Resources

     At July 31, 1996, the Company had a negative working capital position of ($1,000,757); and has been experiencing cash flow problems.

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

     In 1995 Multi Soft, Inc. entered a joint developement and marketing agreement with Bellcore to develop and Market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi soft for developing an extension of its WCL product ot the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.

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


                                        MULTI SOFT, INC.

Dated:September 11, 1996

                                        By:  /s/ Charles J. Lombardo
                                             ------------------------------
                                             Charles J. Lombardo,
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                             and Treasurer