Form 10QSB
period 1996-10-31
MULTI SOFT INC
filed 1996-12-13
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________


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

        Class                                      Outstanding at July 31, 1996
Common Stock, par value                                   11,716,229
   $.001 per share

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1996.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1996.

     The results reflected for the nine and three months ended October 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 55.7% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                 October 31,     January 31,
                                                    1996           1996
                                                 (Unaudited)
                                                 -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                        $    11,201    $    88,015
     Accounts receivable (net of allowance
      of $28,932 and $37,063 respectively)            85,723        100,428
     Prepaid expenses and other current assets        17,032         13,532
                                                 -----------    -----------
                                                     113,956        201,975


FURNITURE AND EQUIPMENT
     Research and development equipment                6,584        259,907
     Office furniture and other equipment             10,053         10,053
                                                 -----------    -----------
                                                      16,637        269,960
     Less: Accumulated Depreciation                   (7,736)      (266,066)
                                                 -----------    -----------
                                                       8,901          3,894


OTHER ASSETS
     Capitalized software development costs        1,664,259      1,980,130
     Less accumulated amortization                (1,023,019)    (1,256,153)
                                                 -----------    -----------
                                                     641,240        723,977

     Due from  Multi Solutions, Inc.                 420,662        408,762
                                                 -----------    -----------
                                                 $ 1,184,759    $ 1,338,608
                                                 ===========    ===========

MULTI SOFT, INC.
a 55.7%  owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                       October 31,     January 31,
                                                         1996            1996
                                                      (Unaudited)
                                                      ------------    ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                             $     29,259    $     41,099
     Accrued payroll                                          --            30,285
     Payroll and other taxes payable                        50,401          74,993
     Accounts payable                                       84,846         173,652
     Deferred compensation due officer/shareholders        586,605         586,605
     Accrued officer compensation                          134,962         110,016
     Deferred revenues                                     204,039         309,792
                                                      ------------    ------------
                                                         1,090,112       1,326,442

     DEFERRED REVENUES - net of current portion               --             8,022
                                                      ------------    ------------

STOCKHOLDERS'  EQUITY
     Common stock,  authorized 30,000,000 shares
     $.001 par value, issued and outstanding
     11,716,239 and 11,483,979 shares, respectivley         11,716          11,484
     Additional paid-in capital, net of deferred
     compensation $4,140  and $2,150 respectively        5,923,242       5,862,316
     Accumulated deficit                                (5,840,311)     (5,869,656)
                                                      ------------    ------------
                                                            94,647           4,144

                                                      $  1,184,759    $  1,338,608
                                                      ============    ============

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Nine Months Ended                 Three Months Ended
                                                                          October 31,                       October 31,
                                                                 1996                  1995             1996                1995
                                                              ------------       ------------       ------------       ------------
REVENUES
      License fees                                            $    328,693       $    505,868       $     74,627       $    117,722
      Maintenance fees                                             487,491            414,409            175,107            133,646
      Consulting and Other fees                                     48,204             40,507             30,446             28,312
                                                              ------------       ------------       ------------       ------------
             Total revenues                                        864,388            960,784            280,180            279,680

EXPENSES
      Software development and technical support                   256,866            236,764             85,622             83,373
      Selling and administrative                                   571,058            726,097            192,192            247,048
                                                              ------------       ------------       ------------       ------------

             Total expenses                                        827,924            962,861            277,814            330,421
                                                              ------------       ------------       ------------       ------------

             Income (Loss) from operations                          36,464             (2,077)             2,366            (50,741)

OTHER (EXPENSE)
      Interest Expense                                              (7,119)            (3,921)            (2,313)            (1,300)
                                                              ------------       ------------       ------------       ------------

             Total other expense                                    (7,119)            (3,921)            (2,313)            (1,300)

             NET INCOME(LOSS)                                 $     29,345       $     (5,998)      $         53       $    (52,041)
                                                              ============       ============       ============       ============

             Weighted average shares outstanding                11,560,000          9,189,000         11,560,000          9,189,000
                                                              ============       ============       ============       ============


             Income (Loss) per share                          $       --         $       --         $       --         $       --
                                                              ============       ============       ============       ============

MULTI SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Month Ended
                                                                                  October 31
                                                                                1996        1995
                                                                             ---------    ---------

Cash flows from operating activities
      Net Income (loss)                                                      $  29,345    $  (5,998)
      Adjustments to reconcile net income( loss) to net cash
           provided  by operating activities
      Depreciation and amortization                                            258,443      252,443
      Changes in assets and liabilities
              Due to / from Multi Solutions                                    (11,900)      18,150
              (Increase) decrease in accounts receivable                        14,706       63,127
              Decrease in prepaid expenses and other current assets             (3,500)     (19,822)
              Increase (decrease) in accrued payroll                           (30,285)      54,890
              (Decrease) in payroll and other taxes payable                    (24,592)       1,783
              Increase (decrease) in accounts payable and accrued expenses     (88,806)     (30,203)
              (Decrease) increase in accrued officer compensation             (174,830)     135,832
              Increase  in Deferred Compensation                               476,589      179,919
              Increase (decrease) in deferred revenues                        (382,566)    (106,429)
              Increase (decrease) in long term deferred revenues                (8,022)    (182,148)
                                                                             ---------    ---------
                     Net cash provided  by operating activities                 54,582      361,544


Cash flows from investing activities
      Capitalized Research and  developement                                    (6,583)
      Capitalized software development costs                                  (174,131)    (267,088)
                                                                             ---------    ---------

                     Net cash used in investing activities                    (180,714)    (267,088)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                   (11,840)      (9,325)
      Payment of line of credit                                                             (20,600)
      Amortization of Stock Grants                                                 690           99
      Issued Common Stock                                                       60,468         --
                                                                             ---------    ---------
                     Net cash provided by (used) financing activities           49,318      (29,826)


                     NET INCREASE (DECREASE) IN CASH                           (76,814)      64,630


Cash at beginning of  period                                                    88,015         --
                                                                             ---------    ---------



Cash at end of  period                                                       $  11,201    $  64,630
                                                                             =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine and three months ended October 31, 1996 compared to nine and three months ended October 31, 1995

     Revenues of 864,388 for the current nine months of fiscal year 1996 decreased $96,396 or 10.0% compared with the comparable period of the prior year. Revenues of 280,180 for the three month period ending October 31, 1996 increased $500 compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to the recognition of $150,000 of long term deferred revenue, in the prior nine month period which did not reoccur in the current period . Without giving effect to the long term deferred revenue , Multi Soft would have experienced a $53,604 increase in revenues for the current nine month period of October 31, 1996 as compared with prior period.

     Operating expenses as a percent of revenues for the nine month period was 95.78% compared with 100% for the comparable period of the prior year. Operating expense ending October 31, 1996 as a percent of revenues for the current three month period was 99.15 % compared with 118% for the prior year. The decrease in the nine month period is a result of a reduction of legal and outside consulting fees partially offset by the long term deferred revenue mentioned above.

    Operating income, before other expense of $36,464 for the current nine month period increased $38,541 compared with the comparable period of the prior year. Operating income , before other expense of $2,366 for the current three month period increased $53,107 compared with comparable period of the prior year. Excluding the $150,000 long term deferred revenue from the prior year Multi Soft experienced a $188,541 increase in revenue for October 31, 1996.

Other expense for the current nine month period was $7,119 as compared with $3,921 for the comparable period of the prior year. The increase is attributable to a miscellaneous tax expense.

     For the current nine month period , net income of $29,345 was incurred compared with a net loss of $5,998 for the prior period an increase of $35,343. For the current three month period, a net income of $53 was incurred compared with a loss of 52,041 in the comparable period for the prior year, which results in an increase of $52,094. Without giving effect to the long term deferred revenue Multi Soft would have experienced an increase of 185,343 in net income for the nine month period ending October 31, 1996.

     During the nine months ended October 31, 1996 Multi Soft issued 232,260 shares of its common stock to certain persons in satisfaction of $90,727 of indebtedness and for other consideration.

Major Customers

    In the first nine months of 1996, IBM accounted for 29.5 % of total revenues. In the first nine months of 1995, IBM accounted for 49.17% of total revenues.

Liquidity and Capital Resources

     At October 31, 1996, the Company had a negative working capital position of $976,156; and has been experiencing cash flow problems.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM). Pursuant to this agreement, the Company will receive a minimum maintenance guarantee of 25,000 plus royalties.

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and Market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product for the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties.


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

                                        MULTI SOFT, INC.





Dated: December 11, 1996
                                        By:
                                           ------------------------------------
                                           Charles J. Lombardo,
                                           Chief Executive Officer,
                                           Chief Financial Officer and Treasurer