Form 10KSB
period 1997-01-31
MULTI SOFT INC
filed 1997-06-10
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1997           Commission File No. 33-3133

            New Jersey                                    22-2588030
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                                 MULTI SOFT, INC
                 (Name of Small business issuer in its charter)

      4262 US Route 1, Monmouth Junction, New Jersey    08852
        (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  (908) 329-9200

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                     Yes _X_             No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer revenue for the fiscal year: $1,065,135

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average ask ($ 3/8) and ($ 1/4) bid price of such stock, as of April 30, 1997 is $1,453,831 based upon $.3125 multiplied by the 4,652,259 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997, is 11,766,239 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one):     Yes___   No_X_

     MULTI SOFT, INC.
                                   Form 10-KSB
                           Year Ended January 31, 1997

                                Table of Contents
                                -----------------
                                                                         Page
                                                                         ----
PART I ................................................................    3
Item 1.  Business .....................................................    3
Item 2.  Properties ...................................................    8
Item 3.  Legal Proceedings ............................................    8
Item 4.  Submission of Matters to a Vote of Security Holders ..........    8
PART II ...............................................................    9
Item 5.  Market for Registrant's Common Equity and
         Related  Stockholder Matters .................................    9
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................   10
Item 7.  Financial Statements .........................................   12
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures ......................   12
PART III ..............................................................   13
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         compliance with Section 16(a) of the Exchange Act ............   13
Item 10. Executive Compensation .......................................   14
Item 11. Security Ownership of Certain Beneficial Owners and Management   17
Item 12. Certain Relationships and Related Transactions ...............   18
PART IV ...............................................................   20
Item 13. Exhibits and Reports on Form 8-K .............................   20
Signatures ............................................................   22
Financial Statements ..................................................   F1
Exhibits ..............................................................   E1

                                     PART I

Item 1. Business.

General

     Multi Soft, Inc. (the "Company" or "Multi Soft") was incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. ("MSI") and, as of the date hereof, is a 55.40% owned subsidiary of MSI. The Company engages in the production, marketing and maintenance of communications front-ending, client-server and cooperative processing technologies called The Windows Communications Library(TM) (WCL(TM)) for Windows and INFRONT and QuickFRONT For DOS.

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

     DynaGUI is a new product introduced this year and is an automted sub product of WCL which can be sold as a stand-alone application tool. DynaGUI (Dynamic Graphical User Interface generation) is a fully automatic runtime utility which dynamically converts 3270 or 5250 legacy emulation screens into Windows GUI screens, with absolutely no programming or maintenance. It uses advanced pattern recognition to interpret host attributes and automatically converts them into Windows controls. And, it allows a non-programmer to quickly and easily add screen & field-level help in minutes.

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

New Product

     In addition to DynaGUI, the Company has recently released a 32-bit version of its WCL product for Windows 95 and Windows/NT.

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

     Technical Support Services include a telephone hotline staffed by knowledgeable personnel trained and experienced with the Multi Soft product line. An online bulletin board system is also used to augment hotline and fax support to customers. The amortization of software over the last two years were $344,588 in 1997 and $369,548 in 1996.

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

IBM

     In October 1993, the Company entered into a Software Licensing Agreement ("SLA") and other ancillary agreements with IBM Corporation ("IBM") providing IBM with certain exclusive marketing rights for the Company's flagship product, WCL (runtime version) with IBM IMS Extensions. This IBM EXTENDED VERSION of Multi Soft's WCL is named IMS Client Server(TM) for Windows. Specifically modified for use with IBM mainframe systems, IMS Client Server(TM) for Windows provides remote presentation support for IMS.

     The IBM agreement, effective for a term of seven years with automatic renewals for two more one year periods, provides for the payment of percentage royalties and unit royalties as specified in the agreement. The Agreement is terminable by IBM upon 90 days notice. The Company has been receiving monthly maintenance for the above agreement.

     Multi Soft and IBM also have entered into International Marketing Agreements to market Multi Soft's WCL Toolkit under the name IMS Client Server Toolkit(TM) for Windows in the United States, Puerto Rico, the Asian Pacific Region, Europe, the Middle East, Africa and Canada. IMS Client Server Toolkit(TM) facilitates the generation of client application which run with IMS Client Server(TM) for Windows.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by the Company or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM is paying the Company monthly maintenance and royalties.

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

Bellcore

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. During fiscal 1997 Multi Soft had been receiving monthly maintenance for the above contract.

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

     NetCast, Inc. is a subsidiary company of Multi Solutions and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. Multi Solutions currently owns $76.1% of NetCast. Multi Soft provides services and office space to NetCast at cost for which it has billed approximately $55,000. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, we can make no assurance it will obtain the funding necessary to bring its software to the marketplace.

Item 2. Properties.

     The Company subleases approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852 from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $3,750 during the first year, $4,250 during the second year, $4,750 during the third year and $4,950 during the fourth year. The Company is responsible for all utilities.

Item 3. Legal Proceedings.

     The Company is not presently a party to any material litigation; however, the Company was a party in the following matters:


Taxes

     Certain  federal,   state  taxes,   interest,   and  penalties  aggregating
approximately $38,000 remain unpaid at January 31, 1997.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended January 31, 1997.

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

                                   Bid Prices
                                   ----------

          Period - Fiscal Year 1996                     High   Low
          ---------------------------------------------------------
          First Quarter ending April 30, 1995           1/4    1/8
          Second Quarter ending July 31, 1995           3/8    3/16
          Third Quarter ending October 31, 1995          .29   1/8
          Fourth Quarter ending January 31, 1996        9/32   1/8


          Period - Fiscal Year 1997                      High   Low
          ---------------------------------------------------------
          First Quarter ending April 30, 1996            .66    .56
          Second Quarter ending July 31, 1996            .53    .41
          Third Quarter ending October 31, 1996          .32    .28
          Fourth Quarter ending January 31, 1997         .26    .21


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

Sales of unregistered securities

--------------------------------------------------------------------------------
Name                                        Date                 Number
                                                           of Securities Issued
--------------------------------------------------------------------------------
Multi Solutions                            1/16/96            1,500,000
--------------------------------------------------------------------------------
Michael Zindler                            5/6/96                25,000
--------------------------------------------------------------------------------
Markowitz & Zindler                        5/6/96               100,000
--------------------------------------------------------------------------------
John Lowy                                  4/2/96                77,260
--------------------------------------------------------------------------------
Linda Dorrian                              5/16/96               20,000
--------------------------------------------------------------------------------
Lorraine Hartley                           5/16/96               10,000
--------------------------------------------------------------------------------
Larry Levine                               12/15/97              50,000
--------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Fiscal Year Ended  January 31,  1997  Compared to Fiscal Year Ended  January 31,
1996

     Revenues for the fiscal year ended January 31, 1997 were $1,065,.135 as compared to $1,399,180 in fiscal year 1996, an decrease of $334,045 (24%). This decrease is primarily due to a 56% decrease in revenues from license fees from $812,069 to $356,494, much of which come from the company's largest customer. The decrease in license fees is primarily due to the decrease in royalty payments to the company from IBM.

     In fiscal 1997, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 34% ($356,494) and 65% ($688,692) percent of revenues in fiscal 1997.

     Management believes that the growth in maintenance fees during the year ended January 31, 1997 is due to an increase in requests from customers for product updates, technical assistance and support and contracts with IBM which requires $10,000 per month in maintenance fees. Also, since November 1996, the minimum maintenance has been $25,000 per month from IBM.

     Operating expenses decreased 25% from fiscal 1996 ($1,399,476) to fiscal 1997 ($1,051,821) primarily as a result of a 31% decrease in selling and administrative costs. The decrease in software development costs is principally due to a decrease in the base of capitalized development costs.

     Other income (expenses) changed from $49,249 in fiscal 1996 to $71,244 in fiscal 1997. Also, settlements of accounts payable is included as other income in the amount of $54,782 in 1996. Consulting and rent revenue are included in the other income section in the amount of $55,349 in 1997.

     As a result of all of the foregoing, Multi Soft's income in fiscal 1997 of $84,558 increased compared to its income in 1996 $48,953.

Major Customers

     In fiscal 1997, IBM accounted for 29% of total revenues. In fiscal 1996 IBM accounted for 42% of total revenues.

Liquidity and Capital Resources

     At January 31, 1997, the Company had a working capital deficiency of $(369,345) and has experienced cash flow problems.

     Management of Multi Soft has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows, Windows 95 and Windows/NT environment and has made its Windows based products easier to learn and use.



     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM). Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties (see "Item 1. Business - (IBM"). Contract was renewed as of November 1996 in which the Company will receive minimum maintenance and royalties.

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

Cautionary Statement

     This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the Company. These factors, many of which are beyond the control of the Company and include the Companies's ability to, (i) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements, (iii) develop additional marketable software and technology , (iv) compete with larger, better capitalized competitors, and (v) reverse ongoing liquidity and cast flow problems.

Item 7. Financial Statements.

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 1997

                                      INDEX

                                                                      Page #
                                                                      ------
Report of Independent Certified Public Accountant                       F1

Balance Sheets - January 31, 1997 and 1996                              F2, F3

Statements of Operations for Each of the Two Years
 in the Period Ended January 31, 1996                                   F4

Statements of Changes in Stockholders' Equity (Deficiency)
 for Each of the Two Years in the Period Ended January 31, 1997         F5

Statements of Cash Flows for Each of the
 Two Years in the Period Ended January 31, 1997                         F6

Notes to Financial Statements                                           F7 - F15


Schedules

     All   schedules  of  the  Company  have  been  omitted   because  they  are
inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name                                 Position(s) Held
----                                 ----------------

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

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 54, has been the Company's Chairman of the Board of Directors since January 1985 and has been the Company's Chief Executive Officer, Chief Financial Officer and Treasurer since December 1988. He has been MSI's Chief Executive Officer and Secretary-Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute
(1964),  a Master of Science  degree in  Physics  from  Northeastern  University
(1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 56, has been a Director of the Company since January 1985, Executive Vice President of the Company since 1986 and Secretary of the Company since December 1988. She has been Executive Vice President and a Director of MSI since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated Systems, Inc., for the purpose of packaging computer software for the microprocessor market, which company is inactive.

     LARRY SPATZ, age 53, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of

Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.


Section 16(a) Beneficial Ownership Reporting Compliance

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

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------  ------------------------------------------------------------
                              Annual Compensation                                       Long Term Compensation
----------------------------------------------------------------------  ------------------------------------------------------------
                                                                                  Awards                      Payouts
----------------------------------------------------------------------  ------------------------------------------------------------
Name &         Fiscal        Salary ($)       Bonus     Other Annual     Restricted    Options SARs     LTIP          All Other
Principle       Year                           ($)      Compensation     Stock Award                   Payouts      Compensation
Position                                                    ($)              ($)                         ($)            ($)
----------------------------------------------------------------------  ------------------------------------------------------------
Charles J.      1997       (A) $100,000         $0     (C) $20,000            $0            $0           $0             $0
Lombardo CEO    1996           $104,505         $0              $0            $0            $0           $0             $0
                1995           $104,505         $0     (C) $36,750            $0            $0           $0             $0
                1994           $103,470         $0              $0            $0            $0           $0             $0
                1993           $117,862         $0         $43,937            $0            $0           $0             $0
----------------------------------------------------------------------  ------------------------------------------------------------

----------------------------------------------------------------------  ------------------------------------------------------------
Miriam Jarney   1997       (B) $100,000         $0              $0            $0            $0           $0             $0
Exec. V.P.      1996            $98,491         $0              $0            $0            $0           $0             $0
                1995            $98,491         $0              $0            $0            $0           $0             $0
                1994            $98,559         $0              $0            $0            $0           $0             $0
                1993           $107,247         $0          $4,991            $0            $0           $0             $0
----------------------------------------------------------------------  ------------------------------------------------------------

(A)  Accrued and unpaid to Charles J. Lombardo $80,007
(B)  Accrued and unpaid to Miriam Jarney $63,342
(C)  Consulting fees

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Name                               Options/SARs        Percent of Total Options/SARs      Exercise or       Expiration
                                      Granted         Granted to Employees in Fiscal       Base Price          Date
                                                                   Year                      ($/Sh)
------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Charles J. Lombardo                     -0-                          -                         -                -
------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Miriam Jarney                           -0-                          -                         -                -
------------------------------- -------------------- ---------------------------------- ----------------- ---------------


The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

------------------------------- ---------------- ------------------------- ------------------------ ---------------------
                                                                            Number of Securities          Value of
                                                                                 Underlying             Unexercised
                                    Shares                                       Unexercised            In-The-Money
                                  Acquired on                                  Options/SARs at        Options/SARs at
Name                             Exercise (#)       Value Realized ($)           FY-End (#)              FY-End ($)
------------------------------- ---------------- ------------------------- ------------------------ ---------------------
Charles J. Lombardo                   -0-                  -0-                       -0-                    -0-
------------------------------- ---------------- ------------------------- ------------------------ ---------------------
Miriam Jarney                         -0-                  -0-                       -0-                    -0-
------------------------------- ---------------- ------------------------- ------------------------ ---------------------

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

     During fiscal 1995 and fiscal 1996, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. See financials. The balance due between both officers as of January 31, 1996 is $689,952 including deferred increases of $586,605.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 11,766,239 Shares of the Company's outstanding Common Stock, $.001 par value, as of April 30, 1997.

     (b) Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

---------------------------------------------------------------- ----------------------------- -----------------------------
Name and Address of Beneficial Owner                                 Amount and Nature of            Percent of Class
                                                                          Beneficial
                                                                          Ownership
---------------------------------------------------------------- ----------------------------- -----------------------------
MSI(1)                                                                    6,526,722                       55.40%
4262 US Route 1, Monmouth Junction, NJ 08852
---------------------------------------------------------------- ----------------------------- -----------------------------
Charles J. Lombardo                                                       6,688,387(1)                     58.2%
Chairman of the Board, Chief Executive Officer, Chief
Financial Officer, & Treasurer
1511 Laurie Lane, Yardley, PA  19067
---------------------------------------------------------------- ----------------------------- -----------------------------
Miriam G. Jarney                                                          6,670,055(1)                     58.1%
Executive Vice President, Secretary, Director
21 Doering Way, Cranford, NJ  07106
---------------------------------------------------------------- ----------------------------- -----------------------------
Larry Spatz                                                               6,526,722(1)(2)                  56.8%
Director
Suite 332, 401 East Illinois St., Chicago, IL 60611
---------------------------------------------------------------- ----------------------------- -----------------------------
All Executive Officers and Directors as a group (3 persons)               6,831,720(1)                     59.5%
---------------------------------------------------------------- ----------------------------- -----------------------------

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

Item 12. Certain Relationships and Related Transactions.

     The Company has a demand loan with a commercial bank. Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.75% at January 31, 1997). The Company was in default on this loan. The Company obtained a forbearance from the bank in November 1993 requiring an initial $20,000 payment and monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of March 1, 1997, the Company is in compliance with the terms of the forbearance agreement and owes approximately $25,497. During 1997 and 1996, the maximum amount of borrowings outstanding were $41,000 and $53,729, respectively.

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

In January 1996, Multi Soft issued 1,500,000 shares of its common stock to Multi Solutions. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions was to issue a note.

In connection with this transaction, Multi Soft paid for the acquisition of 1,000,000 each Multi Solutions common shares (valued at $0.08 per share) to the chairman and vice president by allowing the indebtedness of Multi Solutions to Multi Soft to be reduced by $160,000 which thereby reduced the debt of Multi Soft to the two officers by the same amount.

After completion of this series of transactions, the net debt due to Multi Soft in connection with the common stock sale was reduced to $170,000.

Through the end of MSI's fiscal year ending January 31, 1994, MSI owed Mr. Lombardo $98,946 in accrued salary. In July 1994, MSI authorized the issuance of 549,700 shares of its Common Stock to Mr. Lombardo in lieu of the foregoing accrued salary. During fiscal 1996, the company issued 1,000,000 shares to each Charles Lombardo and Miriam Jarney, such transaction being effected to pay accrued salary of Multi Soft and reducing debts of Multi Solutions to Multi Soft. The balance due between both officers as of January 31, 1997 is $729,954 including deferred increases of $586,605.

     The Company subleases its office space from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife (see "Item 2. Properties").

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
--------

     3.a Certificate of Incorporation and Certificate of Correction of the Company (1)

     3.b  By-Laws of the Company (1)

     10.a Employment  Agreement with Charles J. Lombardo  (6)**

     10.b Employment Agreement with Miriam G. Jarney (6)**

     10.c Facility sublease (8) 10.d IBM Agreement executed October 1993*(8)

     10.e IBM Agreement executed August 1994*(8)

     10.f IBM Amendment executed May 15, 1995 (P)

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

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MULTI SOFT, INC.


Dated:  May 10, 1997        By: ________________________________
                                Charles J. Lombardo,
                                Chief Executive Officer,
                                Chief Financial Officer and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                               TITLE                         DATE


                                                                    May 10, 1997
----------------------
Charles J. Lombardo           Chairman of the Board of Directors,
                              Chief Executive Officer,
                              Financial Officer, and Treasurer

                                                                    May 10, 1997
-----------------------
Miriam Jarney                 Executive Vice President, Secretary,
                              and Director


                                                                    May 10, 1997
------------------------
Larry Spatz                   Director

                               Stewart W. Robinson
                           Certified Public Accountant
                         462 Seventh Avenue, Suite 1600
                               New York, NY 10018
                               Tel: (212)279-8430
                               Fax: (212) 629-7052


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Multi Soft, Inc.

I have audited the accompanying balance sheets of Multi Soft, Inc. ( a New Jersey corporation and 55.4% owned subsidiary of Multi Solutions, Inc.) as of January 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Soft, Inc. as of January 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



STEWART W. ROBINSON

New York, New York
May 5, 1997



                                       F1

MULTI SOFT, INC.
a 55.40% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31 ,1997 and 1996


                                                         1997           1996
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                                 $9,148        $88,015
     Accounts Receivable (net of allowance
      of $6,854 and $32,880 respectively)                 16,961        100,428
     Prepaid expenses and other current assets            13,532         13,532
                                                     -----------    -----------
                                                          39,641        201,975


FURNITURE AND EQUIPMENT
     Research and Development Equipment                    7,953        259,907
     Office furniture and other equipment                 17,818         10,053
                                                     -----------    -----------
                                                          25,771        269,960
     Less: Accumulated Depreciation                       (9,119)      (266,066)
                                                     -----------    -----------
                                                          16,652          3,894


OTHER ASSETS
     Capitalized software development costs            1,722,303      1,980,130
     Less accumulated amortization                    (1,110,741)    (1,256,153)
                                                     -----------    -----------
                                                         611,562        723,977

     Due from Solutions                                  422,951        408,762
     Due from NetCast                                     55,335
                                                     -----------    -----------
                                                      $1,146,141     $1,338,608
                                                     ===========    ===========

See notes to financial statements

                                       F2

MULTI SOFT, INC.
a 55.40% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 1997 and 1996



LIABILITIES AND STOCKHOLDERS'                              1997           1996 As Restated
                                                       -----------    -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                  $25,497        $41,099
     Note Payable                                           15,504
     Accrued payroll                                          --           30,285
     Payroll and other taxes payable                        38,072         74,993
     Accounts Payable, Accrued  expenses and
      other  Current Liabilities                            58,155        173,652
     Accrued officer compensation                          103,347        110,016
     Deferred Revenues                                     168,411        309,792
                                                       -----------    -----------

                                                           408,986        739,837


     Deferred compensation due officer /shareholders       586,605        586,605
     Deferred Revenues - net of current portion               --            8,022


STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   11,780,306 (1997) and 11,483,979 (1996)                  11,780         11,498
     Additional paid-in capital, net of deferred
      compensation $14,813 (1997) and  $234 (1996)       5,923,868      5,862,302
     Accumulated deficit                                (5,785,098)    (5,869,656)
                                                       -----------    -----------
                                                           150,550          4,144

COMMITMENTS AND CONTINGENCIES --NOTE F
SOFTWARE LICENSING AGREEMENT  --NOTE I

                                                        $1,146,141     $1,338,608
                                                       ===========    ===========

See notes to financial statements

                                       F3

MULTI SOFT, INC
a 55.40% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Years ended January 31, 1997 and 1996



                                                        1997            1996
                                                   ------------    ------------
REVENUES
      License fees                                     $356,494        $812,069
      Maintenance fees                                  688,692         545,977
      Consulting and Other fees                          19,949          41,134
                                                   ------------    ------------
             Total revenues                           1,065,135       1,399,180



EXPENSES
      Software development and technical support        344,588         369,548
      Selling and administrative                        707,233       1,029,928
                                                   ------------    ------------

             Total expenses                           1,051,821       1,399,476
                                                   ------------    ------------

             Income  (Loss)  from operations             13,314            (296)

OTHER INCOME (EXPENSE)
      Other Revenues                                     79,102          54,782
      Interest Expense                                   (7,858)         (5,533)
                                                   ------------    ------------
             Total other income                          71,244          49,249




             Net Income                                 $84,558         $48,953
                                                   ============    ============

             Weighted average shares outstanding     11,592,343      10,109,000
                                                   ============    ============


             Income  per share                          a               a
                                                   ============    ============


        (a) less then $.01 per share


See notes to financial statements

                                       F4

MULTI SOFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIENCY Years ended January 31, 1997 and 1996

                                                                                Total                                      Total
                                                        Common Stock            paid in      Deferred      Accumulated  stockholders
                                                   Shares          Amount       capital     Compensation    deficit       deficiency


Balance as of February 1, 1995                    9,983,979         9,998     5,534,397          (595)    (5,918,608)      (374,808)

Issuance of resticted common stock                1,500,000         1,500       328,138                                     329,638

Amortization of deferred compensation                                                             361                           361

Net Income                                                                                                    48,952         48,953
                                                 ----------    ----------    ----------    ----------     ----------     ----------


Balance at January 31, 1996                      11,498,046        11,498     5,862,535          (233)    (5,869,656)         4,144

Issuance of resticted common stock                  282,260           282        75,516       (16,020)                       59,778

Amortization of deferred compensation                                                           2,070                         2,070

Net  Income                                                                                                   84,558         84,558
                                                 ----------    ----------    ----------    ----------     ----------     ----------


Balance at January 31, 1997                      11,780,306        11,780     5,938,051       (14,183)    (5,785,098)       150,550
                                                 ==========    ==========    ==========    ==========     ==========     ==========

See notes to financial statements

                                       F5

MULTI SOFT, INC.
STATEMENTS OF CASH FLOWS
Years ended January 31, 1997 and 1996

                                                                                       1997                  1996
                                                                                    ---------             ---------
Cash flows from operating activities
      Net Income                                                                      $84,558               $48,953
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                                   347,548               371,921
      Common stock issued to Solutions                                                                      160,000
      Changes in assets and liabilities
              Due to / from Multi Solutions                                           (69,524)             (151,851)
              Accounts receivable                                                      83,467                (4,630)
              Prepaid expenses and other current assets                                  --                   3,778
              Accrued payroll                                                         (30,285)                 (906)
              Note Payable                                                             15,504
              Payroll and other taxes payable                                         (36,921)               (3,614)
              Accounts payable and accrued expenses                                  (115,497)             (129,586)
              Accrued officer compensation                                             (6,669)              (42,234)
              Deferred officer compensation                                              --                 239,892
              Deferred revenues                                                      (141,380)               20,401
              Long term deferred revenues                                              (8,022)             (192,864)
                                                                                    ---------             ---------

                     Net cash provided  by operating activities                       122,779               319,260


Cash flows from investing activities
      Capital expenditures                                                            (15,718)                 --
      Capitalized software development costs                                         (232,173)             (366,615)
                                                                                    ---------             ---------

                     Net cash used in investing activities                           (247,891)             (366,615)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                          (15,602)              (12,630)
      Loan from officer                                                                  --                 (22,000)
      Restricted Common stock issued to Solutions                                        --                 170,000
      Issuance of capital stock                                                        61,847                  --
                                                                                    ---------             ---------


                     Net cash provided by financing activities                         46,245               135,370
                                                                                    ---------             ---------

                     NET INCREASE (DECREASE) IN CASH                                  (78,867)               88,015

Cash at beginning of year                                                              88,015                  --
                                                                                    ---------             ---------

Cash at end of year                                                                    $9,148               $88,015
                                                                                    =========             =========


                                       F6

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996

NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. (the Company) was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 1997, the Company was 55.40% owned by Multi Solutions, Inc. The Company is principally involved in the design, production and delivery of computer applications development software for sale to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company earned net income of $84,558 in 1997 and earned an income of $48,953 in 1996. In addition, at January 31, 1997, the Company's current liabilities exceeded current assets by $369,345 and total assets exceeded total liabilities by $150,550.

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

     Depreciation expense was $2,960 and $2,372 for the years ended January 31, 1997 and 1996.

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


                                       F7

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Capitalized software development costs are amortized to operations when the product is available for general release to customers. Amortization is calculated using (a) the ratio of current gross revenues for the product to the total of current and anticipated gross revenues for the product or (b) the straight-line method over the remaining useful life of the product, whichever is greater.

     The Company is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement with IBM which began in October 1993. The Company's Windows products are compatible with Windows 95 and further modifications are continually made specifically for 32 bit environments (Windows 95 or Windows NT). Unamortized costs relating to Windows products as of January 31, 1997 and 1996 are $609,062 and $723,978, respectively.

     The unamortized capitalized software costs relating to the two DOS products are being amortized over the one year remaining life as of January 31, 1997. The unamortized costs relating to DOS products at January 31, 1997 and 1996 are $2,440 and $4,878, respectively.

     Amortization expense for 1997 and 1996, for all products, was $344,588 and $369,548 respectively.

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

     5. Income Per Share

     Income per share is computed using the weighted average number of common shares outstanding during the period.

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


                                       F8

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


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


NOTE C - LOAN PAYABLE

     1. Demand Loan - Bank

     The Company has a demand loan payable to a commercial bank ($25,497 and $41,099 at January 31, 1997 and 1996 respectively). Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.5% and 10.75% at January 31, 1997 and 1996 respectively). The loan is currently in default. The Company obtained a forbearance from the bank in November 1993 requiring a $20,000 payment upon execution, monthly payments of $1,500 principal and interest and the personal guarantee of the Company's chairman. As of January 31, 1997, the Company is in compliance with the terms of the forbearance agreement.

     During 1997 and 1996, the maximum amount of borrowings outstanding was $41,099 and $53,729 respectively, the average borrowings were $33,248 and $47,819, respectively, and the weighted average interest rates were 11.0% and 9.5%, respectively.

     2. Note Payable

     In June 1996, $18,700 due to a vendor was converted to a note payable at the rate of $597 per month for 36 months with interest at 9%.

NOTE D - INCOME TAXES

     As a result of losses incurred in recent years, the Company has net operating loss carry forwards available to offset future federal taxable income of approximately $5.6 million. These losses expire at various dates through 2011. Therefore, there is no provision for income taxes.

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


                                       F9

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


     The deferred method, used in years prior to 1993, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

     Deferred tax (liabilities) assets consist of the following at January 31:

                                                        1997            1996
                                                        ----            ----

     Capitalized software                           $  (242,000)   $  (289,000)
     Allowance for bad debts                              3,000         15,000
     Deferred compensation                              234,000        234,000
     Deferred revenue - royalties                        92,000        127,000
     Loss carry forwards                              2,220,000      2,237,000
                                                    -----------    -----------

           Gross deferred tax assets                  2,307,000      2,324,000

     Deferred tax assets valuation allowance          2,307,000      2,324,000
                                                    -----------    -----------

                                                    $   -0-        $   -0-
                                                    ===========    ===========


NOTE E - STOCKHOLDERS' EQUITY

     1. Stock Transactions

     The expiration date of the Company's 714,012 outstanding warrants has been extended to December 1, 1997.


                                      F10

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


NOTE E - STOCKHOLDERS' EQUITY  - Continued

     In January 1996, the Company issued 1,500,000 shares of common stock to Multi Solutions, Inc. The transaction was valued at $.22 per share ($330,000) for which Multi Solutions issued note.

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

     2. Prior  Period  Adjustment

     During the year ended January 31, 1996 the Company discovered an error in accounts payable originating in the fiscal year ended January 31, 1994. This error has no effect on operations for the year ended January 31, 1996.

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

     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. At January 31, 1997 and 1996, an aggregate of 665,334 shares have been issued pursuant to the Plan.


                                      F11

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996



The Company has issued stock grants as follows:

      Stock grants as of January 31, 1992                                427,500

      Stock grants issued to employees                                    13,334
                                                                         -------
      Stock grants of January 31, 1993                                   440,834

      Stock grants issued to employees                                    73,334
                                                                         -------
      Stock grants as of January 31, 1994                                514,168

      Stock grants issued to employees                                    71,166
                                                                         -------
      Stock grants as of January 31, 1995                                585,334

      Stock grants issued to employees                                         0
                                                                         -------
      Stock grants as of January 31, 1996                                585,334

      Stock grants issued to employees                                    80,000
                                                                         -------
      Stock grants as of January 31, 1997                                665,334
                                                                         -------

     As of January 31, 1997, employees were not fully vested in 80,000 of the aforementioned stock grants. Amortization of deferred compensation for the stock grants to employees was $2,070 and $361 for the years ended January 31, 1997 and 1996, respectively.

     4. Shares Issued to Officers as Compensation

     In March 1994, the Company issued 66,666 to Miriam Jarney in lieu of $18,000 salary. (Also see note E 1.)


                                      F12

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


NOTE F - COMMITMENTS AND CONTINGENCIES

     1. Leases

     The Company is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease is on a quarter-by-quarter term with a base rent of $4750 per month. Rental expense under the lease aggregated approximately $57,200 and $52,000 for the years ended January 31, 1997 and 1996, respectively.

     In June 1995 the Company entered into a three year noncancelable operating lease for a color laser copier with monthly payments of $606 plus tax and per copy charges through May 1998.

     Future minimum lease payments under the noncancelable equipment operating lease is as follows:

                           Year Ending
                           January 31,
                           -----------
                           1998                       7,000
                           1999                       3,000
                                                    -------
                                                    $10,000
                                                    =======


     2. Employment Agreements

     The Company has employment agreements with two officers which provide minimum annual compensation of $182,000 through July 1997.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of the Company.

     3. Payroll Taxes

     Certain state and federal taxes, interest, and penalties in aggregating approximately $38,000 remain unpaid at January 31, 1997.



                                      F13

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


     4. Litigation

     The Company and its parent, Multi Solutions, Inc. have been from time to time parties to legal actions arising in the course of their business. The disposition of these actions have not had a material effect on the financial position or results of operations of the Company taken as a whole.

     NOTE G - MAJOR CUSTOMER

     In fiscal 1997, one customer accounted for 29% of total revenue. In fiscal 1996, one customer accounted for 42% of total revenue.

     NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 1997 and 1996 are as follows:


                                                         1997          1996
                                                         ----          ----

       Cash paid during the year for Interest           $7,858        $5,533

     During the years ended January 31, 1997 and 1996, the Company exchanged 100,000 and 202,260 shares of the Company's common stock at fair market value for legal and other services rendered to the Company valued at $14,107 and $59,737.

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

     The $300,000 royalty advance has been recorded as deferred revenue in fiscal year 1994 and is being recognized as income over the 21 month period of maintenance included in the agreement without additional fees.


                                      F14

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1997 and 1996


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

     For the years ended January 31, 1997 and 1996, the Company recognized as income $42,864 and $192,866 of $300,000 advance respectively.

     The contract with IBM's Network Software Division provides that Multi Soft will receive prepaid royalties of $600,000 in quarterly installments over a two year period. As a result, IBM receives non exclusive and non transferable license to market certain Multi Soft products. The product is marketed under IBM's logo as "Personal Communications Toolkit for Visual Basic". During fiscal 1997 the company has been receiving maintenenace for the above contract. In October 1996 agreement # R94564 was amended to provide $15,000 in monthly payments to the company through October 1998.

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

     NOTE J - RELATED PARTY TRANSACTIONS

     The Company, from time to time, pays incidental expenses of Multi Solutions and allocates its share of certain expenses. These items are charged to intercompany receivable and no payments have been received during the fiscal year. The balance due from Multi Solutions at January 31, 1997 and 1996 was $422,951 and $408,962.

     The Company provides certain services and office space to NetCast, Inc., as subsidiary of Multi Solutions. The balance due from NetCast, Inc. at January 31, 1997 was $55,335.


                                      F15