Form 10QSB
period 1997-04-30
MULTI SOFT INC
filed 1997-07-03
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1997


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from__________ to__________

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

                    Yes __X__                      No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                      Outstanding at April 30, 1997
Common Stock, par value                                     11,780,306
   $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1997.

     The results for the three months ended April 30, 1997 are not necessarily indicative of the results for the entire fiscal year.

     Multi Soft, Inc. is a 56.4% owned subsidiary of Multi Solutions, Inc.

MULTI SOFT, INC.
a 56.40% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS



                                                  April 30,     January 31,
                                                       1997            1997
                                                 (Unaudited)
                                                 -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                        $    (1,431)   $     9,148
     Accounts Receivable (net of allowance
      of $6,854 and $32,880respectively)             141,789         16,961
     Prepaid expenses and other current assets        17,532         13,532
                                                 -----------    -----------
                                                     157,890         39,641


FURNITURE AND EQUIPMENT
     Research and Development Equipment                7,953          7,953
     Office furniture and other equipment             17,818         17,818
                                                 -----------    -----------
                                                      25,771         25,771
     Less: Accumulated Depreciation                  (10,012)        (9,119)
                                                 -----------    -----------
                                                      15,759         16,652


OTHER ASSETS
     Capitalized software development costs        1,777,476      1,722,303
     Less accumulated amortization                (1,175,387)    (1,110,741)
                                                 -----------    -----------
                                                     602,089        611,562

     Due from Solutions                              422,951        422,951
     Due from NetCast                                 80,097         55,335
                                                 -----------    -----------


                                                 $ 1,278,786    $ 1,146,141
                                                 ===========    ===========

MULTI SOFT, INC.
a 56.4% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                       April 30,    January 31,
                                                            1997           1997
                                                     (Unaudited)
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES
  Loan payable to bank                               $    21,652    $    25,497
  Note payable                                            13,506         15,504
  Accrued payroll                                         27,891
  Payroll and other taxes payable                         29,346         38,072
  Accounts Payable                                        65,079         58,155
  Accrued officer compensation                           136,683        103,347
  Deferred Revenues                                      232,529        168,411
                                                     -----------    -----------
                                                         526,686        408,986

  Deferred Compensation due officer/ shareholders        586,605        586,605



STOCKHOLDERS' EQUITY
   Common stock, authorized 30,000,000 shares
   $.001 par value, issued and outstanding
   11,780,306 (1997) and  11,780,306(1996)                11,780         11,780
  Additional paid-in capital, net of deferred
  compensation 11,957 and $14,813 respectively         5,925,859      5,923,868
  Accumulated deficit                                 (5,772,144)    (5,785,098)
                                                     -----------    -----------
                                                         165,495        150,550


                                                     $ 1,278,786    $ 1,146,141
                                                     ===========    ===========

MULTI SOFT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended
                                                                April 30,
                                                           1997            1996
                                                   ------------    ------------

REVENUES
      License fees                                 $     30,369    $     85,869
      Maintenance fees                                  203,660         159,753
      Consulting and Other fees                          24,790             227
                                                   ------------    ------------
              Total revenues                            258,819         245,849



EXPENSES
      Software development and technical support         64,646          84,324
      Selling and administrative                        180,565         203,555
                                                   ------------    ------------

              Total expenses                            245,211         287,879
                                                   ------------    ------------

              Income (Loss) from operations              13,608         (42,030)

OTHER INCOME(EXPENSE)
      Interest Expense                                     (654)         (1,024)

              Total other income(expense)                  (654)         (1,024)
                                                   ------------    ------------

              NET INCOME (LOSS)                    $     12,954    $    (43,054)
                                                   ============    ============

              Weighted average shares outstanding    11,592,343      10,109,000
                                                   ============    ============


              Loss per share                         a               a
                                                   ============    ============

MULTI-SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)




                                                                                                              Three Months Ended
                                                                                                                   April 30,
                                                                                                            1997               1996
                                                                                                       ---------          ---------
Cash flows from operating activities
      Net Income ( loss)                                                                               $  12,954          $ (43,054)
      Adjustments to reconcile net loss to net cash
           provided (used) by operating activities
      Depreciation and amortization                                                                       65,539             84,734
      Common stock issued as compensation to employees
      Changes in assets and liabilities
              Due to / from  NetCast                                                                     (24,762)
              (Increase) decrease in accounts receivable                                                (124,828)           (10,767)
              Decrease in prepaid expenses and other current assets                                       (4,000)            (3,000)
              Increase (decrease) in accrued payroll                                                      27,891            (10,775)
              (Decrease) in payroll and other taxes payable                                               (8,726)           (13,623)
              Increase (decrease) in accounts payable and accrued expenses                                 6,924            (10,744)
              (Decrease) increase in accrued officer compensation                                         33,336              8,332
              Increase  in Deferred Compensation                                                            --                 --
              Increase (decrease) in deferred revenues                                                    64,118            (13,992)
              Increase (decrease) in long term deferred revenues                                            --               (8,022)
                                                                                                       ---------          ---------

                     Net cash provided (used) by operating activities                                     48,446            (20,911)


Cash flows from investing activities
      Capitalized Research and  developement                                                                --               (2,050)
      Capitalized software development costs                                                             (55,173)           (51,550)
                                                                                                       ---------          ---------

                     Net cash used in investing activities                                               (55,173)           (53,600)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                                              (3,845)            (4,610)
      Payment  of loan payable                                                                            (1,998)              --
      Amortization of Stock Grants                                                                         1,991                 39
                                                                                                       ---------          ---------

                     Net cash (used)financial activities                                                  (3,852)            (4,571)


                     NET (DECREASE) IN CASH                                                              (10,579)           (79,082)

Cash at beginning of quarter                                                                               9,148             88,015

Cash at end of quarter                                                                                    (1,431)         $   8,933
                                                                                                       =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended April 30, 1997 compared to three months ended April 30, 1996

Revenues for the current three months of fiscal year 1997 increased $12,970 or 5.3% compared with the comparable period of the prior year. The increase in revenues for the three month period is attributable to an increase in maintenance revenues of $43,907 or 27.4%. This is attributable to maintenance agreements with a major customer of Multi Soft which has been paying for monthly maintenance and support. This increase is partially offset by a decrease in license fees in the amount of $55,500 or 64.6%. This decease is primarily attributed to royalty payments made in the first quarter of last year that have not accrued in the first quarter of this year.

Operating expenses as a percent of revenues for the three month period was 94.7% compared with 117%. The decrease in the three month period is a result of a decrease in Selling and Administrative expenses of 22,990 or 11.3%. This reduction is primarily a result of an effort by managment to reduce certain expenses such as legal fees, outside marketing and outside consulting. Also, software development decreased for the current three month period in the amount of $19,678 or 23.3%. The reason for this reduction is that Multi Soft reduced its development staff which in effect decreases the software development costs.

Operating income, before other (expense) of $13,608 for the current three month period increased $55,638 compared with the comparable period of the prior year.

Other (expense) for the current three month period was ($654) as compared with ($1,024) for the comparable period of the prior year. The decrease is attributable to a minor tax penalty that occurred in the previous three month period but did not occur in the current three month period.

For the current three month period , net income of $12,954 or ($.00) cents per share was incurred compared with a net loss of $43,054 or ($.00) cents per share an increase of $56,008.

Major Customers

     In the first three months of 1997, IBM accounted for 29% of total revenues. In the first six months of 1996, IBM accounted for 17.9%.

Liquidity and Capital Resources

     At April 30, 1997, the Company had a negative working capital position of ($368,796); and has been experiencing cash flow problems.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum maintenance subject against royalties. As of November 1996, the contract with IBM was extend for two more years and IBM is paying Multi Soft monthly maintenance and royalties.

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

Cautionary Statement

     This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements(iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27. Financial Data Schedule

     (b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MULTI SOFT, INC.



Dated: JUNE 27, 1996


                                   By:
                                      ------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer