Form 10QSB
period 1997-07-31
MULTI SOFT INC
filed 1997-09-17
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

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

       Class                                        Outstanding at July 31, 1997
Common Stock, par value                                        11,780,306
   $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1997.

     The results reflected for the six and three months ended July 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 55.4% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                       July 31,
                                                         1997        January 31,
                                                     (Unaudited)        1997
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $     5,896    $     9,148
     Accounts Receivable (net of allowance
      of $26,854 and $32,880 respectively)               118,733         16,961
     Prepaid expenses and other current assets            32,936         13,532
                                                     -----------    -----------
                                                         157,565         39,641


FURNITURE AND EQUIPMENT
     Research and Development Equipment                    7,953          7,953
     Office furniture and other equipment                 17,818         17,818
                                                     -----------    -----------
                                                          25,771         25,771
     Less: Accumulated Depreciation                      (10,907)        (9,119)
                                                     -----------    -----------
                                                          14,864         16,652


OTHER ASSETS
     Capitalized software development costs            1,860,238      1,722,303
     Less accumulated amortization                    (1,253,826)    (1,110,741)
                                                     -----------    -----------
                                                         606,412        611,562

     Due from Multi Solutions                            420,852        422,951
     Due from NetCast                                    103,342         55,335
                                                     -----------    -----------

                                                     $ 1,303,035    $ 1,146,141
                                                     ===========    ===========

MULTI SOFT, INC.
a 55.4% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                       July 31,
                                                        1997        January 31,
                                                     (Unaudited)       1997
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                            $    20,343    $    25,497
     Note Payable                                         13,506         15,504
     Accrued payroll                                      51,654
     Payroll and other taxes payable                      30,869         38,072
     Accounts Payable                                     67,391         58,155
     Accrued officer compensation                        174,725        103,347
     Deferred Revenues                                   171,054        168,411
                                                     -----------    -----------
                                                         529,542        408,986


     Deferred compensation due officer/shareholders      586,605        586,605
                                                     -----------    -----------


STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      11,780,306 and 11,780,306 respectively              11,780         11,780
     Additional paid-in capital, net of deferred
     compensation $9,964 and $13,950 respectively      5,927,852      5,923,868
     Accumulated deficit                              (5,752,744)    (5,785,098)
                                                     -----------    -----------
                                                         186,888        150,550


                                                     $ 1,303,035    $ 1,146,141
                                                     ===========    ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Six Months Ended                  Three Months Ended
                                                                            July 31,                           July 31,
                                                                     1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
REVENUES
      License fees                                               $     84,914      $    254,066      $     54,545      $    168,197
      Maintenance fees                                                374,333           312,384           170,673           152,631
      Consulting and Other fees                                        49,845            17,758            25,055            17,531
                                                                 ------------      ------------      ------------      ------------
              Total revenues                                          509,092           584,208           250,273           338,359


EXPENSES
      Software development and technical support                      143,085           171,244            78,439            86,920
      Selling and administrative                                      332,362           378,866           151,797           175,311
                                                                 ------------      ------------      ------------      ------------

              Total expenses                                          475,447           550,110           230,236           262,231

              Income  from operations                                  33,645            34,098            20,037            76,128

OTHER (EXPENSE)
      Interest Expense                                                 (1,291)           (4,806)             (637)           (3,782)

              Total other (expense)                                    (1,291)           (4,806)             (637)           (3,782)

              NET INCOME                                         $     32,354      $     29,292      $     19,400      $     72,346
                                                                 ============      ============      ============      ============

              Weighted average shares outstanding                  11,780,306        11,560,000        11,780,306        10,109,000
                                                                 ============      ============      ============      ============


              Income (Loss) per share                            $       --        $       --        $       --        $       --
                                                                 ============      ============      ============      ============

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Six Months ended
                                                                               July 31      July 31
                                                                                1997         1996
                                                                             ---------    ---------
Cash flows from operating activities
      Net Income                                                             $  32,354    $  29,292
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities
      Depreciation and amortization                                            144,873      172,270
      Changes in assets and liabilities
              Due to / from Multi Solutions                                      2,099      (10,000)
              Due to / from NetCast                                            (48,007)
              (Increase) decrease in accounts receivable                      (101,772)      (3,543)
              Decrease in prepaid expenses and other current assets            (19,404)        --
              Increase (decrease) in accrued payroll                            51,654      (30,285)
              (Decrease) in payroll and other taxes payable                     (7,203)     (21,638)
              Increase (decrease) in accounts payable and accrued expenses       9,236      (75,297)
              (Decrease) increase in accrued officer compensation               71,378       16,665
              Increase (decrease) in deferred revenues                           2,643      (20,236)
              Increase (decrease) in long term deferred revenues                  --         (8,022)
                                                                             ---------    ---------

                     Net cash provided (used) by operating activities          137,851       49,206


Cash flows from investing activities
      Capitalized Research and  developement                                      --         (4,158)
      Capitalized software development costs                                  (137,935)    (116,086)
                                                                             ---------    ---------

                     Net cash used in investing activities                    (137,935)    (120,244)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (5,154)      (6,981)
      Note Payable                                                              (1,998)        --
      Amortization of Stock Grants                                               3,984          690
      Issued Common Stock                                                         --         59,724
                                                                             ---------    ---------
                     Net cash provided by (used ) financing activities          (3,168)      53,433


                     NET INCREASE (DECREASE) IN CASH                            (3,252)     (17,605)


Cash at beginning of  period                                                     9,148       88,015


Cash at end of  period                                                       $   5,896    $  70,410
                                                                             =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended July 31, 1997 compared to six months ended July 31, 1996 and three months ended July 31, 1997 compared to three months ended July, 31 1996

Revenues for the current six months of fiscal year 1997 decreased $75,116 or 12.85% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1997 decreased $88,086 compared with the comparable period of the prior year. The decrease in revenues for the current six and three month period is attributable to receiving advance royalty payments, in the prior three and six month period which did not reoccur in the current period .

Operating expenses for the six month period decreased $74,663 or (13.57%) compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1997 decreased $31,995 compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and outside consulting. Also, the six and three month software development has decreased $28,159 and $8,481 respectively. The reason for this decrease is that Multi Soft reduced its development staff which decreases the capitalization value of the software.

Operating income, before other (expense) of $33,645 for the current six month period decreased $453 compared with the comparable period of the prior year. Operating Income, before other income (expense) $20,037 for the current three month decreased $56,091 compared with comparable period of the prior year. The reason for this decrease is the advance royalty received last year during the comparable quarter which did not reoccur in the current period.

Other (expense) for the current six month period was ($1,291) as compared with ($4,806) for the comparable period of the prior year. The decrease is attributable to a miscellaneous expense in the comparable period that did not reoccur in the current period.

For the current six month period , net income of $32,354 or ($.00) cents per share was incurred compared with a net income of $29,292 or ($.00) cents per share an decrease of $3,062. For the current three month period, a net income of $19,400 or .00 cents per share was incurred compared with income of $72,346 in the comparable period for the prior year an decrease of $52,946. As previously stated, the reason for this decrease is the royalty advance received during the comparable period of the year did not reoccur during this period.


Major Customers

     In the first six months of 1997, IBM accounted for 29.46% of total revenues. In the first six months of 1996, IBM accounted for 17.19%.

Liquidity and Capital Resources

     At July 31, 1997, the Company had a negative working capital position of ($371,977); and has been experiencing cash flow problems.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL(TM). Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. As of November 1996, the contract with IBM was extended for two more years and IBM is paying Multi Soft monthly maintenance and royalties.

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

Dividend Policy

Multi Soft has not declared or paid any dividends on its common stock since its inception and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Effect of Inflation

     Management believes that inflation has not had a material effect on its operations for the periods presented.

Cautionary Statement

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (i) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements (iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

               27. Financial Data Schedule

          (b) Reports on Form 8-K

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MULTI SOFT, INC.



Dated: August 27, 1997
                                   By:/s/ Charles J. Lombardo
                                   --------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer