Form 10QSB
period 1997-10-31
MULTI SOFT INC
filed 1997-12-16
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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

Issuer's telephone number, including area code: (732) 329-9200


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

        Class                                   Outstanding at October 31, 1997
Common Stock, par value                                  11,780,306
   $.001 per share

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1997.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1997.

     The results reflected for the nine and three months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 55.4% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS


                                                     October 31,     January 31,
                                                         1997           1997
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $    47,293    $     9,148
     Accounts receivable (net of allowance
      of $26,854 and $6,854 respectively)                 83,877         16,961
     Prepaid expenses and other current assets            38,486         13,532
                                                     -----------    -----------
                                                         169,656         39,641


FURNITURE AND EQUIPMENT
     Research and development equipment                    7,953          7,953
     Office furniture and other equipment                 17,818         17,818
                                                     -----------    -----------
                                                          25,771         25,771
     Less: Accumulated Depreciation                      (11,801)        (9,119)
                                                     -----------    -----------
                                                          13,970         16,652


OTHER ASSETS
     Capitalized software development costs            1,929,207      1,722,303
     Less accumulated amortization                    (1,332,266)    (1,110,741)
                                                     -----------    -----------
                                                         596,941        611,562

     Due from  Multi Solutions, Inc.                     421,252        422,951
     Due from NetCast, Inc.                              130,299         55,335

                                                     $ 1,332,118    $ 1,146,141
                                                     ===========    ===========

MULTI SOFT, INC.
a 55.4% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                         October 31,   January 31,
                                                            1997          1997
                                                        (Unaudited)
                                                        -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                               $    20,976    $    25,497
     Note Payable                                            12,026         15,504
     Accrued payroll                                         51,656           --
     Payroll and other taxes payable                         28,050         38,072
     Accounts payable                                        68,935         58,155
     Accrued officer compensation                           212,221        103,347
     Deferred Revenues                                      123,624        168,411
                                                        -----------    -----------

                                                            517,488        408,986

     Deferred compensation due officer/shareholders         586,605        586,605


STOCKHOLDERS'  EQUITY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      11,780,306 and  11,780,306 shares, respectivley        11,780         11,780
     Additional paid-in capital, net of deferred
     compensation                                         5,929,846      5,923,868
     Accumulated deficit                                 (5,713,601)    (5,785,098)

                                                        -----------    -----------
                                                            228,025        150,550

                                                          1,332,118      1,146,141
                                                        ===========    ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                    Nine Months Ended                  Three Months Ended
                                                                       October 31,                        October 31,
                                                                   1997             1996             1997             1996
                                                                ----------       ----------       ----------       ----------
REVENUES
      License fees                                             $   162,409      $   328,693      $    77,495      $    74,627
      Maintenance fees                                             525,781          487,491          151,448          175,107
      Consulting and Other fees                                     83,629           48,204           33,784           30,446
                                                                ----------       ----------       ----------       ----------
             Total revenues                                        771,819          864,388          262,727          280,180

EXPENSES
      Software development and technical support                   221,525          256,866           78,440           85,622
      Selling and administrative                                   476,874          571,058          144,512          192,192
                                                                ----------       ----------       ----------       ----------
             Total expenses                                        698,399          827,924          222,952          277,814
                                                                ----------       ----------       ----------       ----------
             Income  from operations                                73,420           36,464           39,775            2,366

OTHER  EXPENSE
      Interest Expense                                               1,923            7,119              632            2,313
                                                                ----------       ----------       ----------       ----------
             Total other expense                                     1,923            7,119             --              2,313


             NET INCOME(LOSS)                                       71,497      $    29,345      $    39,143      $        53
                                                                ==========       ==========       ==========       ==========
             Weighted average shares outstanding                11,780,306       11,560,000       11,780,306       11,560,000
                                                                ==========       ==========       ==========       ==========
             Income (Loss) per share                           $      --        $      --         $      --       $      --
                                                                ==========       ==========       ==========       ==========

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Month Ended
                                                                                  October 31
                                                                              1997           1996
                                                                            ---------    ---------
Cash flows from operating activities
      Net Income                                                            $  71,497    $  29,345
      Adjustments to reconcile net income( loss) to net cash
           provided  by operating activities
      Depreciation and amortization                                           224,207      258,443
      Changes in assets and liabilities
             Due  from NetCast                                                (74,964)
             Due  from Multi Solutions                                          1,699      (11,900)
             (Increase) decease in accounts receivable                        (66,916)      14,706
             Decrease in prepaid expenses and other current assets            (24,955)      (3,500)
             Increase (decrease) in accrued payroll                            51,656      (30,285)
             Decrease in payroll and other taxes payable                      (10,022)     (24,592)
             Increase (decrease) in accounts payable and accrued expenses      10,780      (88,806)
             Decrease in Note payable                                          (3,478)
             (Decrease) increase in accrued officer compensation              108,874     (174,830)
             Increase  in Deferred Compensation                                  --        476,589
             Decrease in deferred revenues                                    (44,787)    (382,566)
             Decrease in long term deferred revenues                             --         (8,022)
                                                                            ---------    ---------

                    Net cash provided  by operating activities                243,591       54,582

Cash flows from investing activities
      Capitalized Research and  developement                                     --         (6,583)
      Capitalized software development costs                                 (206,904)    (174,131)
                                                                            ---------    ---------

                    Net cash used in investing activities                    (206,904)    (180,714)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                   (4,521)     (11,840)
      Amortization of Stock Grants                                              5,979          690
      Issued Common Stock                                                        --         60,468
                                                                            ---------    ---------
                    Net cash provided by  financing activities                  1,458       49,318

                    NET INCREASE (DECREASE) IN CASH                            38,145      (76,814)

Cash at beginning of  period                                                    9,148       88,015
                                                                            ---------    ---------

Cash at end of  period                                                         47,293    $  11,201
                                                                            =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine and three months ended October 31, 1997 compared to nine and three months ended October 31, 1996

     Revenues of $771,819 for the current nine months of fiscal year 1997 decreased $92,569 or 10.7% compared with the comparable period of the prior year. Revenues of $262,727 for the three month period ending October 31, 1997 decreased $17,453 or 6.2% compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to advance royalty payments from a major customer that occurred in the prior period and did not reoccur in the current period.

     Operating expenses as a percent of revenues for the nine month period was 90.48% compared with 95.78% for the comparable period of the prior year. Operating expense ending October 31, 1997 as a percent of revenues for the current three month period was 84.86 % compared with 99.15% for the prior year. The decrease in the nine and three month period is a result of an effort by management to reduce as many operating expenses as possible. For example, legal, accounting and consulting fees have been substantially reduced.

     Operating income, before other expense of $73,420 for the current nine month period increased $36,956 compared with the comparable period of the prior year. Operating income , before other expense of $39,775 for the current three month period increased $37,409 compared with comparable period of the prior year.

     Other expense for the current nine month period was $1,923 as compared with $7,119 for the comparable period of the prior year. The decrease is attributable to a miscellaneous tax expense that occurred in the prior year and did not reoccur in the current period.

     For the current nine month period , net income of $71,497 was incurred compared with a net income of $29,345 for the prior period an increase of $42,152. For the current three month period, a net income of $39,143 was incurred compared with income of $53 in the comparable period for the prior year, which results in an increase of $39,090.

     During the nine months ended October 31, 1996 Multi Soft issued 232,260 shares of its common stock to certain persons in satisfaction of $90,727 of indebtedness and for other consideration.

Major Customers

     In the first nine months of 1996, IBM accounted for 29.5 % of total revenues. In the first nine months of 1997, IBM accounted for %.26.24 of total revenues.

Liquidity and Capital Resources

     At October 31, 1997, the Company had a negative working capital position of $347,832; and has been experiencing cash flow problems.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. Pursuant to this agreement, the Company will receive a minimum maintenance guarantee of $15,000 plus royalties.

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

     In 1997 Multi Soft, Inc. entered into a distribution agreement with Bellcore to distribute licensed software for use by Bellcore licensees as part of a Bellcore developed application called FEPS/TIRKS. The agreement provides for three years of Software Upgrade fees to ensure version compatibility and three years of maintenance and support.

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

Cautionary Statement

     This Form 10-KSB contains certain forward-looking statements regarding , among other things, the anticipated financial and operating results of the company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include , but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipated," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform act of 1995, the Company is including this cautionary statement identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements made by, or on behalf of, the company. These factors, many of which are beyond the control of the company and include the Company's ability to, (I) continue as a going concern, (ii) continue to receive royalties from its existing licensing and consulting arrangements(iii) develop additional marketable software and technology, (iv) compete with larger, better capitalized competitors, and reverse ongoing liquidity and cash flow problems.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          27. Financial Data Schedule

     (b) Reports on Form 8-K

          None

     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTI SOFT, INC.





Dated: December 12, 1997
                               By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer