Form 10KSB
period 1998-01-31
MULTI SOFT INC
filed 1998-04-30
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 1998           Commission File No. 33-3133

                   New Jersey                                    22-2588030
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                             Identification No.)

                                MULTI SOFT, INC.
                 (Name of Small business issuer in its charter)

              4262 US Route 1, Monmouth Junction, New Jersey   08852
               (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code       (732) 329-9200

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

                                           Yes  _X_              No ___


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer revenue for the fiscal year: $901,450

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average ask ($ 0.22) and ($ 0.18) bid price of such stock, as of April 21, 1998 is $989,717 based upon $.20 multiplied by the 4,948,586 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1998, is 11,780,306 shares, all of one class of $.001 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

         DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one):   Yes  ___    No _X_

        MULTI SOFT, INC.
                                   Form 10-KSB
                           Year Ended January 31, 1998

                                Table of Contents

                                                                           Page
                                                                           ----
PART I........................................................................3
Item 1.  Business.............................................................3
Item 2.  Properties...........................................................9
Item 3.  Legal Proceedings....................................................9
Item 4.  Submission of Matters to a Vote of Security Holders..................9

PART II......................................................................10
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................................10
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11
Item 7.  Financial Statements................................................13
Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures.............................13

PART III.....................................................................14
Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; compliance with Section 16(a) of the Exchange Act..........14
Item 10. Executive Compensation..............................................15
Item 11. Security Ownership of Certain Beneficial Owners and Management......18
Item 12. Certain Relationships and Related Transactions......................19

PART IV......................................................................21
Item 13. Exhibits and Reports on Form 8-K....................................21
Signatures...................................................................22
Financial Statements.........................................................F1
Exhibits.....................................................................E1

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

     WCL/COM(TM), is a new component based development tool slated for production release in July 1998. It takes advantage of Microsoft's COM/DCOM technology and will generate both components and complete applications, not just applications as currently done by WCL. WCL/COM will allow you to build client server applications today and use the same code for your Internet/Intranet applications tomorrow. The components generated by WCL/COM that interface with the mainframe can be used both by Visual Basic and the your Internet browsers, on individual workstations or Windows NT servers, depending on the needs of your application. Persistence and security are achieved through the use of Microsoft's Internet Information Server ( IIS) and Active Server Pages (ASP).

     WCL is a toolkit and a set of DLLs (Dynamic Linked Libraries) that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between PC/LANs (local area networks) and the mainframe. Because WCL is open, any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application. It supports the development of GUI front-ends, client-server applications that use the mainframe as a server and integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things, a screen capture mechanism, a screen maintenance and a screen matching facility. In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. Multi Soft, Inc. also has a 32 bit version of it's WCL product for Windows 95 and Windows/NT.

     DynaGUI is an automated sub product of WCL which can be sold as a stand-alone application tool. DynaGUI (Dynamic Graphical User Interface generation) is a fully automatic runtime utility which dynamically converts 3270 or 5250 legacy emulation screens into Windows GUI screens, with absolutely no programming or maintenance. It uses advanced pattern recognition to interpret host attributes and automatically converts them into Windows controls. And, it allows a non-programmer to quickly and easily add screen & field-level help in minutes.

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

Key Services

     Multi Soft offers training and consulting services designed to help its new customers get a fast start in client/server development and to help existing customers with additional resources to facilitate successful production application roll-outs.

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

     Technical Support Services include a telephone hotline, fax, e-mail and Internet support staffed by knowledgeable personnel trained and experienced with the Multi Soft product line. An online bulletin board system is also used to augment hotline and fax support to customers. The amortization of software over the last two years were $258,584 in 1998 and $344,588 in 1997.

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

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by the Company or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM is paying the Company monthly maintenance and royalties. As of the date of this filing, the above contract remains effective.

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


Bellcore

     In 1995 Multi Soft, entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. During fiscal 1997 Multi Soft received monthly maintenance for the above contract. During fiscal 1998, Multi Soft did not receive monthly maintenance fees from this contact.

Employees

     The Company has eleven employees and consultants, including two officers, three support personnel, four technical and engineering personnel, and three administrative/secretarial personnel.

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

     NetCast, Inc. is a subsidiary company of Multi Solutions and was incorporated in April of 1996. It is in the business of developing new Internet technologies to create a series of products and businesses that will extend the power of advertising on the Internet. Multi Solutions currently owns $75% of NetCast. Multi Soft provides services and office space to NetCast at cost for which it has billed approximately $155,251 through January 31, 1998. Multi Solutions has guaranteed NetCast's debt to Multi Soft. The Board of Directors consists of two officers, Charles Lombardo and Miriam Jarney. NetCast is in the process of raising private funding for its operations. However, no assurance can be made it will obtain the funding necessary to bring its software to the marketplace.

Item 2.  Properties.

     The Company subleases approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852 from C&S Consulting, Inc., a company owned by the Company's Chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent is $3,750 during the first year, $4,250 during the second year, $4,750 during the third year and $4,950 during the fourth year and $5,200 during the fifth year. The Company is responsible for all utilities.

Item 3.  Legal Proceedings.

     The Company is not presently a party to any material litigation; however, the Company was a party in the following matters:

Taxes

     Certain  federal,   state  taxes,   interest,   and  penalties  aggregating
approximately $33,000 remain unpaid at January 31, 1998. In March 1998, approximately $21,000 of the unpaid amount was paid in connection with a settlement agreement leaving approximately $12,000 unpaid.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended January 31, 1998.

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

                 Bid Prices

  Period - Fiscal Year 1997                           High             Low
  --------------------------------------------- ----------------- --------------
  First Quarter ending April 30, 1996                 .66              .56
  Second Quarter ending July 31, 1996                 .53              .41
  Third Quarter ending October 31, 1996               .32              .28
  Fourth Quarter ending January 31, 1997              .26              .21


  Period - Fiscal Year 1998                           High             Low
  --------------------------------------------- ----------------- --------------
  First Quarter ending April 30, 1997                 .24              .10
  Second Quarter ending July 31, 1997                 .225             .10
  Third Quarter ending October 31, 1997               .215            .15625
  Fourth Quarter ending January 31, 1998              .15              .07


     (b) Holders -- There were approximately 239 holders of record of the Company's Common Stock and 15 holders of record of the Company's Common Stock Purchase Warrants as of March 5, 1998 inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Issuance of Unregistered Securities

                                                                 Number
Name                                     Date              of Securities Issued
----                                     ----              --------------------
Multi Solutions                        1/16/96                 1,500,000

Michael Zindler                         5/6/96                   25,000

Markowitz & Zindler                     5/6/96                  100,000

John Lowy                               4/2/96                   77,260

Linda Dorrian                          5/16/96                   20,000

Lorraine Hartley                       5/16/96                   10,000

Larry Levine                           12/15/97                  50,000


Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

Fiscal Year Ended  January 31,  1998  Compared to Fiscal Year Ended  January 31,
1997

     Revenues for the fiscal year ended January 31, 1998 were $901,450 as compared to $1,065,135 in fiscal year 1997, a decrease of $163,685 (15%). This decrease is primarily due to a 32% decrease in revenues from license fees from $356,494 to $243,146, much of which came from the company's largest customer. The decrease in license fees is primarily due to the decrease in royalty payments to the company from IBM.

     In fiscal 1998, Multi Soft's two principal sources of revenues were license fees and maintenance fees which represented approximately 98.5% ($888,411) and 98.1% ($1,045,186) percent of revenues in fiscal 1997.

     Management believes that the decrease in maintenance fees during the year ended January 31, 1998 is due to the cancellation of maintenance contracts with customers. Also, since November 1996, the minimum maintenance has been $15,000 per month from IBM.

     Operating expenses decreased 15.1% from fiscal 1997 ($1,051,821) to fiscal 1998 ($893,064) primarily as a result of a 25% decrease in software development costs. The decrease in software development costs is principally due to development of a product that was capitalized during the fiscal year but remained unamortized because the product is not ready for sale.

     Other income (expenses) changed from $71,244 in fiscal 1997 to $90,035 in fiscal 1998. Consulting, rent revenue and administrative fees are included in the other income section in the amount of $75,750 in 1998.

     As a result of all of the foregoing, Multi Soft's net income in fiscal 1998 of $98,421 increased compared to its income in 1997 $84,558.

Major Customers

     In fiscal 1998, IBM accounted for 29% of total revenues. In fiscal 1997 IBM accounted for 29% of total revenues.

Liquidity and Capital Resources

     At January 31, 1998, the Company had a working capital deficiency of $(376,763) and has experienced cash flow problems.

     Management of Multi Soft continues to take various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows, Windows 95 and Windows/NT environment and has made its Windows based products easier to learn and use.

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, with increasing emphasis on the use of the Internet for marketing, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. (See "Item 1. Business - In-House Marketing and Sales").

Working Capital and Current Ratios:

  Descriptions                         January 31, 1998       January 31, 1997
  ------------------------------------------------------------------------------

  Working capital (deficiency)            ($376,763)            ($369,345)

  Current ratios                              .22:1                .097:1

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

Year 2000

     Many companies systems experience problems handling dates beyond the year 1999. The Company's products are not directly impacted by this problem.

In particular, Year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool, such as VB, PB, and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

In addition, The Company's INFRONT and QuickFRONT products have built in support for Year 2000. Any date functions in use within an INFRONT or QuickFRONT application that use 4 positions for the year will automatically handle Year 2000 with no changes.

For date functions that use 2 positions for the year, SETUPSL command can be used to handle the Year 2000.

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

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 1998

                                      INDEX

                                                                       Page #
                                                                       ------
Report of Independent Certified Public Accountant                       F1

Balance Sheets - January 31, 1998 and 1997                              F2, F3

Statements of Operations for Each of the Two Years in the
 Period Ended January 31, 1998                                          F4

Statements of Changes in Stockholders' Equity (Deficiency)
 for Each of the Two Years in the Period Ended January 31, 1998         F5

Statements of Cash Flows for Each of the Two Years in the Period Ended
January 31, 1998                                                        F6

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

     A summary of the business experience for each officer and director of the Company is as follows:

     CHARLES J. LOMBARDO, age 55, has been the Company's Chairman of the Board of Directors since January 1985 and has been the Company's Chief Executive Officer, Chief Financial Officer and Treasurer since December 1988. He has been MSI's Chief Executive Officer and Secretary-Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute
(1964),  a Master of Science  degree in  Physics  from  Northeastern  University
(1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 57, has been a Director of the Company since January 1985, Executive Vice President of the Company since 1986 and Secretary of the Company since December 1988. She has been Executive Vice President and a Director of MSI since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology. In February 1982, Ms. Jarney started her own company, Dedicated Systems, Inc., for the purpose of packaging computer software for the microprocessor market, which company is inactive.

     LARRY SPATZ, age 54, as been a director of the Company since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1998.

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

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------   ------------------------------------------------------
                       Annual Compensation                                          Long Term Compensation
-------------------------------------------------------------------   ------------------------------------------------------
                                                                              Awards                      Payouts
                                                                      --------------------------   -------------------------
Name &                                                Other Annual    Restricted                                  All Other
Principle      Fiscal                                 Compensation    Stock Award                   LTIP        Compensation
Position        Year         Salary ($)     Bonus ($)      ($)             ($)      Options SARs   Payouts ($)      ($)
--------        ----         ----------     ---------   ---------     -----------   ------------   -----------  ------------
Charles J.      1998        (A)$ 60,000         $0      (C)$40,393          $0            $0           $0             $0
Lombardo CEO    1997           $100,000         $0         $20,000          $0            $0           $0             $0
                1996           $104,505         $0      (C)$36,750          $0            $0           $0             $0
                1995           $104,505         $0              $0          $0            $0           $0             $0
                1994           $103,470         $0              $0          $0            $0           $0             $0

Miriam Jarney   1998        (B)$ 60,000
Exec. V.P.      1997           $100,000         $0              $0          $0            $0           $0             $0
                1996            $98,491         $0              $0          $0            $0           $0             $0
                1995            $98,491         $0              $0          $0            $0           $0             $0
                1994            $98,559         $0              $0          $0            $0           $0             $0


(A)  Accrued and unpaid to Charles J. Lombardo
     $19,167 for 1998 and $60,548 for prior year

(B)  Accrued and unpaid to Miriam Jarney
     $10,000 for 1998 and $43,342 for prior year

(C)  Consulting fees

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants

------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Name                               Options/SARs        Percent of Total Options/SARs      Exercise or       Expiration
                                      Granted         Granted to Employees in Fiscal       Base Price          Date
                                                                   Year                      ($/Sh)
------------------------------- -------------------- ---------------------------------- ----------------- ---------------
Charles J. Lombardo                     -0-                         --                         --               --

Miriam Jarney                           -0-                         --                         --               --
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


      Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

------------------------------- ---------------- ------------------------- ------------------------ ---------------------
                                                                            Number of Securities          Value of
                                                                                 Underlying             Unexercised
                                    Shares                                       Unexercised            In-The-Money
                                  Acquired on                                  Options/SARs at        Options/SARs at
Name                             Exercise (#)       Value Realized ($)           FY-End (#)              FY-End ($)
------------------------------- ---------------- ------------------------- ------------------------ ---------------------
Charles J. Lombardo                   -0-                  -0-                       -0-                    -0-
Miriam Jarney                         -0-                  -0-                       -0-                    -0-
------------------------------- ---------------- ------------------------- ------------------------ ---------------------


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

     Mr. Lombardo also is entitled to a salary from MSI of $25,000 per year, which he agreed to forego for fiscal 1997, 1998. Through the end of MSI's fiscal year ended January 31, 1994, MSI owed Mr. Lombardo $98,946 in accrued salary. In July 1994, MSI authorized the issuance of 549,700 shares of its Common Stock to Mr. Lombardo in lieu of the foregoing accrued salary.

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

     During fiscal 1997 and fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 1998 is $739,662 including deferred increases of $586,605.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

     Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each owner of 5% or more of the common stock, officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

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
---------------------------------------------------------------- ----------------------------- -----------------------------

* Except as indicated below in the footnotes, each person has sole voting and dispositive power over the Shares indicated. All numbers have been revised to give retroactively effect to the one-for-three reverse stock split which occurred on January 31, 1996.

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

Item 12. Certain Relationships and Related Transactions.

     The Company has a demand loan with a commercial bank. Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.75% at January 31, 1997). The Company was in default on this loan. The Company obtained a forbearance from the bank in November 1993 requiring an initial $20,000 payment and monthly payments of $1,500 of principal and interest and the personal guarantee of the Company's Chairman. As of February 11, 1998, the Company paid off the existing loan by incurring a new loan. As a result, the loan is no longer in default. As of March 1, 1998, the Company is in compliance with the terms of the new loan and owes approximately $16,338. During 1998 and 1997, the maximum amount of borrowings outstanding were $25,497 and $41,000, respectively.

     In January and March 1994, the Company issued an aggregate of 254,500 shares at $.03 per share to the individuals who converted their MSI notes into Company shares and 254,500 shares to MSI for $.03 per share.

     In consideration of Multi Solutions incurring the risk of potentially having to pay off the Notes if the Noteholders had not elected to convert their Notes into the Company's shares, and in consideration for Multi Solutions purchase of a bulk of restricted Company shares with the proceeds of the Note offering at or slightly above the market value of the Company's freely tradable shares (i.e., well above the actual value of such shares given the size of the purchase, the restriction on transfer and the extreme liquidity problems of the Company at that time), the Company issued an additional 283,334 shares of its restricted common stock to Multi Solutions.

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

     During fiscal 1996, the company issued 1,000,000 shares to each Charles Lombardo and Miriam Jarney, such transaction being effected to pay accrued salary of Multi Soft and reducing debts of Multi Solutions to Multi Soft. The balance due for accrued salaries between both officers as of January 31, 1998 is $739,662 including deferred increases of $586,605.

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

(7) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, SEC File No. 33-87460, filed with the Commission on March 15, 1995, and incorporated herein by reference.

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MULTI SOFT, INC.


Dated:  April 29, 1998                      By:
                                                    ----------------------
                                                    Charles J. Lombardo,
                                                    Chief Executive Officer,
                                                    Chief Financial Officer
                                                    and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                        TITLE                                DATE
----------                        -----                                ----


                                                                  April 29, 1998
-------------------
Charles J. Lombardo   Chairman of the Board of Directors,  Chief
                      Executive Officer,  Financial Officer, and
                      Treasurer

                                                                  April 29, 1998
-------------------
Miriam Jarney         Executive Vice President, Secretary, and
                      Director


                                                                  April 29, 1998
-------------------
Larry Spatz           Director

                          Albinder Altman & Block, LLP
                          Certified Public Accountants
                         462 Seventh Avenue, Suite 1600
                               New York, NY 10018
                               Tel: (212) 279-8430
                               Fax: (212) 279-8459


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Multi Soft, Inc.

We have audited the accompanying balance sheets of Multi Soft, Inc. (a New Jersey corporation and 55.4% owned subsidiary of Multi Solutions, Inc.) as of January 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi Soft, Inc. as of January 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Albinder Altman & Block, LLP

New York, New York
April 22, 1998

                                MULTI SOFT, INC.
               a 55.40% owned subsidiary of Multi Solutions, Inc.
                                 BALANCE SHEETS
                            January 31 ,1998 and 1997


                                                         1998           1997
                                                     -----------    -----------
                                     ASSETS
CURRENT ASSETS
     Cash                                            $    29,093    $     9,148
     Accounts Receivable (net of allowance
      of $29,086 and $6,854 respectively)                 57,025         16,961
     Prepaid expenses and other current assets            20,799         13,532
                                                     -----------    -----------
                                                         106,917         39,641


FURNITURE AND EQUIPMENT
     Research and Development Equipment                    8,869          7,953
     Office furniture and other equipment                 13,824         17,818
                                                     -----------    -----------
                                                          22,693         25,771
     Less: Accumulated Depreciation                       (8,688)        (9,119)
                                                     -----------    -----------
                                                          14,005         16,652

OTHER ASSETS
     Capitalized software development costs            1,568,794      1,722,303
     Less accumulated amortization                      (939,942)    (1,110,741)
                                                     -----------    -----------
                                                         628,852        611,562

     Due from Solutions                                  422,239        422,951
     Due from NetCast                                    155,251         55,335
                                                     -----------    -----------
                                                     $ 1,327,264    $ 1,146,141
                                                     ===========    ===========

                                MULTI SOFT, INC.
               a 55.40% owned subsidiary of Multi Solutions, Inc.
                                 BALANCE SHEETS
                            January 31, 1998 and 1997


                                                          1998          1997
                                                      -----------   -----------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                             $    16,338   $    25,497
     Note Payable                                          11,339        15,504
     Accrued payroll                                       20,080          --
     Payroll and other taxes payable                       32,755        38,072
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                     58,291        58,155
     Accrued officer compensation                         153,057       103,347
     Deferred Revenues                                    191,820       168,411
                                                      -----------   -----------

                                                          483,680       408,986

     Deferred compensation due officer /shareholders      586,605       586,605
                                                      -----------   -----------

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   11,780,306 (1998) and 11,780,306 (1997)                 11,780        11,780
     Additional paid-in capital, net of deferred
     compensation $5,941 (1998) and  $14,813 (1997)     5,931,876     5,923,868
     Accumulated deficit                               (5,686,677)   (5,785,098)
                                                      -----------   -----------
                                                          256,979       150,550

                                                      $ 1,327,264   $ 1,146,141
                                                      ===========   ===========

                                 MULTI SOFT, INC
               a 55.40% owned subsidiary of Multi Solutions, Inc.
                            STATEMENTS OF OPERATIONS
                      Years ended January 31, 1998 and 1997


                                                       1998            1997
                                                   ------------    ------------
REVENUES
      License fees                                 $    243,146    $    356,494
      Maintenance fees                                  645,265         688,692
      Consulting and Other fees                          13,039          19,949
                                                   ------------    ------------
         Total revenues                                901,450       1,065,135

EXPENSES
      Software development and technical support        258,584         344,588
      Selling and administrative                        634,480         707,233
                                                   ------------    ------------
         Total expenses                                 893,064       1,051,821
                                                   ------------    ------------
         Income  (Loss)  from operations                  8,386          13,314

OTHER INCOME (EXPENSE)
      Other Revenues                                     90,839          79,102
      Interest Expense                                     (804)         (7,858)
                                                   ------------    ------------
         Total other income                              90,035          71,244

         Net Income                                $     98,421    $     84,558
                                                   ============    ============

         Weighted average shares outstanding         11,780,306      11,592,343
                                                   ============    ============

         Income  per share                         $       0.01    $       0.01
                                                   ============    ============


     (a)  less then $.01 per share

MULTI SOFT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFECIENCY
Years ended January 31, 1998 and 1997

                                                                                   Total                                       Total
                                                              Common Stock       paid in      Deferred    Accumulated   stockholders
                                                      Shares        Amount       capital  Compensation        deficit     deficiency
                                                      ------  ------------       -------  ------------    -----------   ------------
Balance at January 31, 1996                       11,498,046        11,498     5,862,535          (233)    (5,869,656)         4,144

Issuance of resticted common stock                   282,260           282        75,516       (16,020)                       59,778

Amortization of deferred compensation                                                            2,070                         2,070

Net  Income                                                                                                    84,558         84,558
                                                  ----------    ----------    ----------    ----------     ----------     ----------


Balance at January 31, 1997                       11,780,306        11,780     5,938,051       (14,183)    (5,785,098)       150,550

Issuance of resticted common stock                      --            --            --            --

Amortization of deferred compensation                                                            8,008                         8,008

Net  Income                                                                                                    98,421         98,421
                                                  ----------    ----------    ----------    ----------     ----------     ----------


Balance at January 31, 1998                       11,780,306        11,780     5,938,051        (6,175)    (5,686,677)       256,979
                                                  ==========    ==========    ==========    ==========     ==========     ==========

                                MULTI SOFT, INC.
                            STATEMENTS OF CASH FLOWS
                      Years ended January 31, 1998 and 1997

                                                                     1998         1997
                                                                  ---------    ---------
Cash flows from operating activities
      Net Income                                                  $  98,421    $  84,558
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                 262,147      347,548
      Common stock issued to Solutions
      Changes in assets and liabilities
              Due to / from Multi Solutions                             712      (69,524)
              Due to/ from NetCast                                  (99,916)
              Accounts receivable                                   (40,064)      83,467
              Prepaid expenses and other current assets              (7,267)        --
              Accrued payroll                                        20,080      (30,285)
              Note Payable                                           (4,165)      15,504
              Payroll and other taxes payable                        (5,317)     (36,921)
              Accounts payable and accrued expenses                     136     (115,497)
              Accrued officer compensation                           49,709       (6,669)
              Deferred revenues                                      23,409     (141,380)
              Long term deferred revenues                              --         (8,022)
                                                                  ---------    ---------

                     Net cash provided  by operating activities     297,885      122,779

Cash flows from investing activities
      Capital expenditures                                             (916)     (15,718)
      Capitalized software development costs                       (275,874)    (232,173)
                                                                  ---------    ---------

                     Net cash used in investing activities         (276,790)    (247,891)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements         (9,159)     (15,602)
      Issuance of capital stock                                       8,008       61,847
                                                                  ---------    ---------

                     Net cash provided by financing activities       (1,151)      46,245
                                                                  ---------    ---------

                     NET INCREASE (DECREASE) IN CASH                 19,944      (78,867)

Cash at beginning of year                                             9,148       88,015
                                                                  ---------    ---------

Cash at end of year                                               $  29,092    $   9,148
                                                                  =========    =========

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. (the Company) was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 1998, the Company was 55.40% owned by Multi Solutions, Inc. The Company is principally involved in the design, production and delivery of computer applications development software for sale to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company earned net income of $98,421 in 1998 and $84,558 in 1997. In addition, at January 31, 1998, the Company's current liabilities exceeded current assets by $376,763 and total assets exceeded total liabilities by $256,979.

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

     Depreciation expense was $3,563 and $2,960 for the years ended January 31, 1998 and 1997 respectively.

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

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued)

     Capitalized software development costs are amortized to operations when the product is available for general release to customers. Amortization is calculated using (a) the ratio of current gross revenues for the product to the total of current and anticipated gross revenues for the product or (b) the straight-line method over the remaining useful life of the product, whichever is greater.

     The Company is amortizing, over a sixty month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven year agreement with IBM which began in October 1993. The Company's Windows products are compatible with Windows 95 and further modifications are continually made specifically for 32 bit environments (Windows 95 or Windows NT). Unamortized costs relating to Windows products as of January 31, 1998 and 1997 are $628,852 and $611,562 respectively.

     As of January 31, 1998, there no longer are any unamortized capitalized software costs relating to the two DOS products. The unamortized costs relating to DOS products at January 31, 1997 were $2,440.

     Amortization expense for 1998 and 1997, for all products, was $258,584 and $344,588 respectively.

     3.   Revenue Recognition

     In accordance with Statement of Position 91-1, "Software Revenue Recognition" (SOP 91-1), the Company's policy is to recognize license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract. Consulting is performed on a time and material basis.

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

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


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


NOTE C - LOAN PAYABLE

     1.   Demand Loan - Bank

     The Company has a demand loan payable to a commercial bank ($16,338 and $25,497 at January 31, 1998 and 1997 respectively). Borrowings are collateralized by the Company's accounts receivable and bear interest at the bank's prime rate plus 2% (10.5% at January 31, 1998 and 1997). The Company obtained a forbearance from the bank in November 1993 requiring a $20,000 payment upon execution, monthly payments of $1,500 principal and interest and the personal guarantee of the Company's chairman. As of February 11, 1998, the company paid the existing loan by obtaining a new loan, as a result, the the loan is no longer in default. As of the date of this filing the Company is in compliance with the terms of the agreement.

     During 1998 and 1997, the maximum amount of borrowings outstanding was $25,497 and $41,099 respectively, the average borrowings were $20,918 and $33,248, respectively, and the weighted average interest rates were 10.5%.

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

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


     The deferred method, used in years prior to 1993, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

     Deferred tax (liabilities) assets consist of the following at January 31:

                                                            1998          1997
                                                            ----          ----

     Capitalized software                               $ (248,000)  $ (242,000)
     Allowance for bad debts                                11,000        3,000
     Deferred compensation                                 234,000      234,000
     Deferred revenue - royalties                           77,000       92,000
     Loss carry forwards                                 2,200,000    2,220,000
                                                        ----------   ----------

           Gross deferred tax assets                     2,274,000    2,307,000

     Deferred tax assets valuation allowance             2,274,000    2,307,000
                                                        ----------   ----------

                                                        $    - 0 -    $    - 0 -
                                                        ==========   ==========


NOTE E - STOCKHOLDERS' EQUITY

     1.   Stock Transactions

     The expiration date of the Company's 714,012 outstanding warrants has been extended to June 1, 1998.

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


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


     3.   Option and Stock Grant Program

     During fiscal 1992, the Company issued to an officer/director employee stock purchase warrants to purchase 66,667 shares and 33,334 shares, respectively, of its common stock at $0.27 per share. The exercise price was in excess of the fair market value of the Company's common stock at the date of issuance. The warrants were exercisable through June 1, 1996.

     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. At January 31, 1998, an aggregate of 665,334 shares have been issued pursuant to the Plan.

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


     The Company has issued stock grants as follows:

          Stock grants as of January 31, 1992                            427,500

          Stock grants issued to employees                                13,334
                                                                         -------
          Stock grants of January 31, 1993                               440,834

          Stock grants issued to employees                                73,334
                                                                         -------
          Stock grants as of January 31, 1994                            514,168

          Stock grants issued to employees                                71,166
                                                                         -------
          Stock grants as of January 31, 1995                            585,334

          Stock grants issued to employees                                     0
                                                                         -------
          Stock grants as of January 31, 1996                            585,334

          Stock grants issued to employees                                80,000
                                                                         -------
          Stock grants as of January 31, 1997                            665,334

          Stock grants issued to employees                                     0
                                                                         -------
          Stock grants as of January 31, 1998                            665,334
                                                                         -------

     As of January 31, 1998, employees were not fully vested in 80,000 of the aforementioned stock grants. Amortization of deferred compensation for the stock grants to employees was $8,009 and $2,070 for the years ended January 31, 1998 and 1997, respectively.

     4.   Shares Issued to Officers as Compensation

     In March 1994, the Company issued 66,666 to Miriam Jarney in lieu of $18,000 salary. (Also see note E 1.)

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Leases

     The Company is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease is on a quarter-by-quarter term with a base rent of $4750 per month. Rental expense under the lease aggregated approximately $59,450 and $57,200 for the years ended January 31, 1998 and 1997, respectively.

     In June 1995 the Company entered into a three year noncancelable operating lease for a color laser copier with monthly payments of $606 plus tax and per copy charges through May 1998.

     Future minimum lease payments under the noncancelable equipment operating lease is as follows:

          Year Ending
          January 31,
          -----------
          1999                                                            3,000
                                                                         ------
                                                                         $3,000
                                                                         ======

     In November 1997 the company entered into a 60 month operating lease for a laser copier with monthly payments of $365 plus tax and copy charges through October 2002.

          Year Ending
          January 31,
          -----------
          1999                                                          $ 4,380
          2000                                                            4,380
          2001                                                            4,380
          2002                                                            4,380
                                                                        -------
                                                                        $17,520
                                                                        =======

     2.   Employment Agreements

     The Company has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1998.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of the Company.

     3.   Payroll Taxes

     Certain state and federal taxes, interest, and penalties in aggregating approximately $33,000 remain unpaid at January 31, 1998. In March 1998, approximately $21,000 of those taxes were paid in connection with a settlement agreement, leaving approximately $12,000 unpaid.

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


     4.   Litigation

     The Company and its parent, Multi Solutions, Inc. have been from time to time parties to legal actions arising in the course of their business. The disposition of these actions have not had a material effect on the financial position or results of operations of the Company taken as a whole.

     NOTE G - MAJOR CUSTOMER

     In fiscal 1998, one customer accounted for 29% of total revenue. In fiscal 1997, one customer accounted for 29% of total revenue.

     NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 1998 and 1997 are as follows:

                                                               1998        1997
                                                               ----        ----

          Cash paid during the year for Interest              $2,304      $7,858

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

     The $300,000 royalty advance has been recorded as deferred revenue in fiscal year 1994 and was recognized as income over the 21 month period of maintenance included in the agreement without additional fees.

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 1998 and 1997


     Effective June 1, 1995 Multi Soft and IBM amended their Software License Agreement number: STL93199 and its related worldwide marketing agreements, such that, $150,000 dollars of the $300,000 advance amount deferred as of January 31, 1994 shall, as of June 1, 1995 no longer be subject to offset against royalties accrued.

     For the years ended January 31, 1998 and 1997, the Company recognized as income $8,022 and $42,864 of $300,000 advance respectively. As of the date of this filing, the entire $300,000 has been amortized to revenue.

     The contract with IBM's Network Software Division provides that Multi Soft will receive prepaid royalties of $600,000 in quarterly installments over a two year period. As a result, IBM receives non exclusive and non transferable license to market certain Multi Soft products. The product is marketed under IBM's logo as "Personal Communications Toolkit for Visual Basic". During fiscal 1997 the company has been receiving maintenenace for the above contract. In October 1996 agreement # R94564 was amended to provide $15,000 in monthly payments to the company through October 1998. As of the date of this filing, the above contract remains in effect.

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

     3.   Joint Development and Marketing Agreement with Bellcore

     In 1995 Multi Soft, Inc. entered a joint development and marketing agreement with Bellcore to develop and market a Sun Solaris Unix version of its WCL product. The agreement provides that Bellcore pay Multi Soft for developing an extension of its WCL product to the Sun Solaris Unix environment. Additionally, Bellcore shall pay a specified monthly maintenance fee for a period of one year. Also, it provides for a joint marketing agreement in which both companies will share marketing royalties. During the fiscal year 1998, Multi Soft had no longer received any maintenance from this contract.

     NOTE J - RELATED PARTY TRANSACTIONS

     The Company, from time to time, pays incidental expenses of Multi Solutions and allocates its share of certain expenses. These items are charged to intercompany receivable and no payments have been received during the fiscal year. The balance due from Multi Solutions at January 31, 1998 and 1997 was $422,239 and $422,951.

     The Company provides certain services and office space to NetCast, Inc., as subsidiary of Multi Solutions. The balance due from NetCast, Inc. at January 31, 1998 was $155,251. Multi Solutions has guaranteed the debt of NetCast to The Company.