Form 10QSB
period 1998-04-30
MULTI SOFT INC
filed 1998-06-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----

Commission File Number: 0-15976
                        -------

                                 MULTI SOFT, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           NEW JERSEY                                            22-2588030
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

              4262 US Route 1, Monmouth Junction, New Jersey 08852
              ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (732) 329-9200
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X               No
                         -------               -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 1998
-----------------------                            -----------------------------
Common Stock, par value                                      11,780,306
   $.001 per share

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1998.

     The results for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year.

     Multi Soft, Inc. is a 55.4% owned subsidiary of Multi Solutions, Inc.

MULTI SOFT, INC.
a 55.40% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                         30-Apr          31-Jan
                                                           1998            1998
                                                      Unaudited
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $        --     $    29,093
     Accounts Receivable (net of allowance
      of $29,086 and $29,086 respectively)              130,586          57,025
     Prepaid expenses and other current assets           37,799          20,799
                                                    -----------     -----------
                                                        168,384         106,917
FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,869
     Office furniture and other equipment                13,824          13,824
                                                    -----------     -----------
                                                         22,693          22,693
     Less: Accumulated Depreciation                      (9,631)         (8,688)
                                                    -----------     -----------
                                                         13,061          14,005
OTHER ASSETS
     Capitalized software development costs           1,272,240       1,568,794
     Less accumulated amortization                     (616,276)       (939,942)
                                                    -----------     -----------
                                                        655,964         628,852

     Due from Solutions                                 422,439         422,239
     Due from NetCast                                   174,751         155,251
                                                    -----------     -----------

                                                    $ 1,434,600     $ 1,327,264
                                                    ===========     ===========

MULTI SOFT, INC.
a 55.40% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                                              30-Apr          31-Jan
                                                                                1998            1998
                                                                           Unaudited
                                                                         -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                                $    13,610     $    16,338
     Note Payable                                                              9,549          11,339
     Accrued payroll                                                          71,434          20,080
     Payroll and other taxes payable                                          17,803          32,755
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                                        73,746          58,291
     Accrued officer compensation                                            203,056         153,057
     Deferred Revenues                                                       153,464         191,820
                                                                         -----------     -----------

                                                                             542,662         483,680

     Deferred compensation due officer /shareholders                         586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   11,780,306 April 30 (1998) and 11,780,306 January 31 (1998)                11,780          11,780
     Additional paid-in capital, net of deferred
     compensation $3,937 April 30(1998) and  $5,941 January 31 (1998)      5,933,879       5,931,876
     Accumulated deficit                                                  (5,640,326)     (5,686,677)
                                                                         -----------     -----------
                                                                             305,333         256,979

                                                                         $ 1,434,600     $ 1,327,264
                                                                         ===========     ===========

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
Quarters ended April 30, 1998 and 1997

                                                                     Three Months Ended
                                                                          April 30
                                                                       1998          1997
                                                                   --------     ---------
Cash flows from operating activities
      Net Income                                                   $ 46,351     $  12,954
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                  47,098        65,539
      Changes in assets and liabilities
              Due to / from Multi Solutions                            (200)           --
              Due to/ from NetCast                                  (19,500)      (24,762)
              Accounts receivable                                   (73,561)     (124,828)
              Prepaid expenses and other current assets             (17,000)       (4,000)
              Accrued payroll                                        51,354        27,891
              Note Payable                                           (1,790)           --
              Payroll and other taxes payable                       (14,952)       (8,726)
              Accounts payable and accrued expenses                  15,455         6,924
              Accrued officer compensation                           49,999        33,336
              Deferred revenues                                     (38,356)       64,118
                                                                   --------     ---------

                     Net cash provided  by operating activities      44,899        48,446

Cash flows from investing activities
      Capitalized software development costs                        (73,267)      (55,173)
                                                                   --------     ---------

                     Net cash used in investing activities          (73,267)      (55,173)

Cash flows from financing activities
     Net repayments under loan and line of credit ageements          (2,728)       (3,845)
     Amortization of Stock Grants                                     2,003         1,991
     Payment of loan Payable                                             --        (1,998)
                                                                   --------     ---------

                     Net cash used by financing activities             (725)       (3,852)
                                                                   --------     ---------

                     NET  (DECREASE) IN CASH                        (29,093)      (10,579)

Cash at beginning of year                                            29,093         9,148
                                                                   --------     ---------

Cash at end of year                                                $     (0)    $  (1,431)
                                                                   ========     =========

MULTI SOFT, INC
a 55.40% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                                  April 30

                                                                1998           1997
REVENUES
      License fees                                       $    77,112    $    30,369
      Maintenance fees                                       152,264        203,660
      Consulting and Other fees                                   --         24,790
                                                         -----------    -----------
                  Total revenues                             229,376        258,819

EXPENSES
      Software development and technical support              46,155         64,646
      Selling and administrative                             155,807        180,565
                                                         -----------    -----------

                  Total expenses                             201,962        245,211
                                                         -----------    -----------

                  Income  from operations                     27,414         13,608

OTHER INCOME (EXPENSE)
      Other Revenue                                           19,557             --
      Interest Expense                                           620            654
                                                         -----------    -----------
                  Total other income                          18,937            654

                  Net Income                                  46,351         12,954
                                                         ===========    ===========

                  Weighted average shares outstanding     11,780,306     11,592,343
                                                         ===========    ===========

                  Income  per share                           a              a
                                                         ===========    ===========

(a) less then $.01 per share

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
          ------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Three months ended April 30, 1998 compared to three months ended April 30, 1997
-------------------------------------------------------------------------------

Revenues for the current three months of fiscal year 1998 decreased $29,443 or 11.4% compared with the comparable period of the prior year. The decrease in revenues for the three month period is primarily attributable to a decrease in maintenance revenues and consulting fees of $76,186 or 33.3%. This is attributable to cancellations of maintenance agreements with customers of Multi Soft whom have been paying for monthly maintenance and support. The decrease is partially offset by an increase in license fees in the amount of $46,743 or 154.1%. This increase is primarily attributed to a significant sale that occurred in the first quarter of the current year.

Operating expenses as a percent of revenues for the three month period was 88% compared with 94.7%. The decrease in the three month period is a result of a decrease in Selling and Administrative expenses of $24,758 or 13.7%. This reduction is primarily a result of an effort by management to reduce certain expenses such as legal fees, outside marketing, insurance costs and outside consulting. Also, software development decreased for the current three month period in the amount of $18,491 or 28.6%. The reduction is attributed to zero amortization for the capitalized values of fiscal 98 and the current quarter. Amortization of the capitalized values for fiscal 98 and for the first quarter of the current year have not been expensed because during that period Multi Soft has been developing a new product that is not ready for sale. .

Operating income, before other (expense) of $27,414 for the current three month period increased $13,806 compared with the comparable period of the prior year.

Other Income (expense) for the current three month period was $18,937 as compared with (654) for the comparable period of the prior year. The increase is attributable to revenue from consulting, rent and Selling and Administration fees.

For the current three month period, net income of $46,351 or ($.00) cents per share was incurred compared with a net income of $12,954 or ($.00) cents per share an increase of $33,397.

Major Customers
---------------

     In the first three months of 1998, IBM accounted for 20% of total revenues. In the first six months of 1997, IBM accounted for 29%.

Liquidity and Capital Resources
-------------------------------

     At April 30, 1998, the Company had a negative working capital position of ($374,278); and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows environment and has made its Windows based products easier to learn and use. During the summer Multi Soft plans to introduce a new product which extends its present product line into the internet.

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

Dividend Policy
---------------

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

Year 2000
---------

     Many companies systems experience problems handling dates beyond the year 1999. The companies products are not directly impacted by this problem.

In particular, year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool such as VB,PB and VC++. Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

In addition, The Company's INFRONT and QuickFRONT product have built in support for the Year 2000. Any date functions that use 2 positions for the year, the SETUPSL command can be used to handle the year 2000.

Effect of Inflation
-------------------

     Management believes that inflation has not had a material effect on its operations for the periods presented.

Cautionary Statement
--------------------

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

PART II - OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

     SIGNATURES
     ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTI SOFT, INC.

Dated: JUNE 2, 1998
                                By:
                                   ------------------------------------------
                                Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer