Form 10QSB
period 1998-07-31
MULTI SOFT INC
filed 1998-09-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

Commission File Number:  0-15976
                         -------

                                 MULTI SOFT, INC
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         NEW JERSEY                                              22-2588030
-------------------------------                              -------------------
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

                          Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                      Outstanding at July 31, 1998
-----------------------                             ----------------------------
Common Stock, par value                                       12,167,806
   $.001 per share

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1998.

     The results reflected for the six and three months ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 53.6% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS



                                                          31-Jul         31-Jan
                                                            1998           1998
                                                     (Unaudited)
                                                     -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                            $     3,087    $    29,093
     Accounts Receivable (net of allowance
      of $20,086 and $26,854 respectively)               101,452         57,025
     Prepaid expenses and other current assets            44,724         20,799
                                                     -----------    -----------
                                                         149,263        106,917

FURNITURE AND EQUIPMENT
     Research and Development Equipment                    8,869          8,869
     Office furniture and other equipment                 13,824         13,824
                                                     -----------    -----------
                                                          22,693         22,693
     Less: Accumulated Depreciation                      (10,574)        (8,688)
                                                     -----------    -----------
                                                          12,119         14,005

OTHER ASSETS
     Capitalized software development costs            1,344,981      1,568,794
     Less accumulated amortization                      (662,431)      (939,942)
                                                     -----------    -----------
                                                         682,550        628,852

     Due from Multi Solutions                            422,839        422,239
     Due from NetCast                                    195,593        155,251
                                                     -----------    -----------

                                                     $ 1,462,364    $ 1,327,264
                                                     ===========    ===========

MULTI SOFT, INC.
a 53.6% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                           31-Jul         31-Jan
                                                             1998           1998
                                                      (Unaudited)
                                                      -----------    -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                             $     9,441    $    16,338
     Note Payable                                           8,356         11,339
     Accrued payroll                                       71,579         20,080
     Payroll and other taxes payable                       25,457         32,755
     Accounts Payable                                      72,153         58,291
     Accrued officer compensation                         240,555        153,057
     Deferred Revenues                                    170,795        191,820
                                                      -----------    -----------

                                                          598,336        483,680

     Deferred compensation due officer/shareholders       586,605        586,605
                                                      -----------    -----------

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
     $.001 par value, issued and outstanding
     12,167,806 and 11,780,306 respectively                12,168         11,780
     Additional paid-in capital, net of deferred
     compensation $22,968 and $9,964 respectively       5,937,711      5,931,876
     Accumulated deficit                               (5,672,456)    (5,686,677)
                                                      -----------    -----------
                                                          277,423        256,979

                                                      $ 1,462,364    $ 1,327,264
                                                      ===========    ===========

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Six Months Ended               Three Months Ended
                                                             July 31,                        July 31,
                                                           1998            1997            1998            1997
                                                   ------------    ------------    ------------    ------------
REVENUES
      License fees                                 $     93,639    $     84,914    $     16,527    $     54,545
      Maintenance fees                                  294,578         374,333         142,314         170,673
      Consulting and Other fees                           5,000              --           5,000              --
                                                   ------------    ------------    ------------    ------------
            Total revenues                              393,217         459,247         163,841         250,273

EXPENSES
      Software development and technical support         92,310         143,085          46,155          78,439
      Selling and administrative                        330,034         332,362         174,227         151,797
                                                   ------------    ------------    ------------    ------------

            Total expenses                              422,344         475,447         220,382         230,236
                                                   ------------    ------------    ------------    ------------

            Income (loss) from operations               (29,127)        (16,200)        (56,541)         20,037

OTHER INCOME (EXPENSE)
     Other Revenue                                       44,237          49,845          24,680          25,055
      Interest Expense                                     (889)         (1,291)           (269)           (637)
                                                   ------------    ------------    ------------    ------------

            Total other  Income (expense)                43,348          48,554          24,411          24,418

            NET INCOME (LOSS)                      $     14,221    $     32,354    $    (32,130)   $     19,400
                                                   ============    ============    ============    ============

            Weighted average shares outstanding      11,974,056      11,780,306      12,167,806      11,780,306
                                                   ============    ============    ============    ============

            Income (Loss) per share                $         --    $         --    $         --    $         --
                                                   ============    ============    ============    ============

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Six Months ended

                                                                      July 31      July 31
                                                                         1998         1997
                                                                    ---------    ---------
Cash flows from operating activities
      Net Income                                                    $  14,221    $  32,354
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities
      Depreciation and amortization                                    94,196      144,873
      Changes in assets and liabilities
            Due from Multi Solutions                                     (600)       2,099
            Due  from NetCast                                         (40,342)     (48,007)
            Increase in accounts receivable                           (44,427)    (101,772)
            Increase in prepaid expenses and other current assets     (23,925)     (19,404)
            Increase  in accrued payroll                               51,499       51,654
            Decrease in payroll and other taxes payable                (7,298)      (7,203)
            Dcrease in note payable                                    (2,983) #    (1,998)
            Increase  in accounts payable and accrued expenses         13,862        9,236
            Increase in accrued officer compensation                   87,498       71,378
            Increase (decrease) in deferred revenues                  (21,025)       2,643
                                                                    ---------    ---------

                   Net cash provided  by operating activities         123,659      135,853

Cash flows from investing activities
      Capitalized software development costs                         (146,008)    (137,935)
                                                                    ---------    ---------

                   Net cash used in investing activities             (146,008)    (137,935)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements           (6,897)      (5,154)
      Amortization of Stock Grants                                      5,835        3,984
      Issued Common Stock                                                 388           --
                                                                    ---------    ---------
                   Net cash  used  in financing activities             (3,657)      (1,170)

                   NET DECREASE IN CASH                               (26,006)      (3,252)

Cash at beginning of  period                                           29,093        9,148

Cash at end of  period                                              $   3,087    $   5,896
                                                                    =========    =========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Six months ended July 31, 1998  compared to six  months  ended July 31, 1997 and
--------------------------------------------------------------------------------
three months ended July 31, 1998 compared to three months ended July, 31 1997
-----------------------------------------------------------------------------

     Revenues for the six months period ended July 31, of fiscal year 1998 decreased $66,030 or 14.38% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1998 decreased $86,432 or 34.53% compared with the comparable period of the prior year. The decrease in revenues for the current six and three month period is attributable to a cancellation of maintenance agreements in the current six month period. The decrease in maintenance fees is partially offset by an increase in license fees in the amount of $8,725.

     Operating expenses for the six month period decreased $53,103 or 11.17% compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1998 decreased $9,854 or 4.27% compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and outside consulting. Also, the six and three month software development expense has decreased $50,775 and $32,284 respectively. The reason for this decrease is that Multi Soft has been developing a new product that is not ready for release. As a result , the company has not yet incurred amortization of capitalized salaries For this product.

     Operating loss of 29,127 for the current six month period increased $12,927 compared with the comparable period of the prior year. Operating loss, of $56,541 for the current three month period increased $76,578 compared with comparable period of the prior year. The reason for this decrease in operating operating income is that Multi Soft has continued to have cancellations of maintenance agreements.

     Other Revenues for the current six month period was 43,348 as compared with $48,554 for the comparable period of the prior year. The decrease is attributable to revenue from expenses that were written off in the prior period that that did not reoccur in the current period.

     For the current six month period , net income of $14,221 cents per share was incurred compared with a net income of $32,354 or ($.00) cents per share a decrease of $18,133. For the current three month period, a net loss of ($32,130) or .00 cents per share was incurred compared with net income of $19,400 in the comparable period for the prior year a decrease of $51,530. As previously stated, the reason for this decrease is cancellations of maintenance agreements.

Major Customers
---------------

     In the first six months of 1998, IBM accounted for 22.89% of total revenues. In the first six months of 1997, IBM accounted for 29.46%.

Liquidity and Capital Resources
-------------------------------

     At July 31, 1998, the Company had a negative working capital position of ($449,073); and has been experiencing cash flow problems.

     Management of Multi Soft has taken various steps to correct this situation. Multi Soft, Inc. has shifted its marketing focus to the internet, which is very cost effective, thereby allowing it to reduce staff, overhead, and selling costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows NT environment and has made it's Windows based products easier to learn and use. In addition to other distributors and VARs Multi Soft and IBM have Marketing Agreements to market Multi Soft's WCL Toolkit.

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

     It is Multi Soft's intent to remain a technology provider and search out multiple distribution channels, and expand it's Internet activity both in marketing and new product extensions to the Internet rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if the Company obtains additional funds from operations or otherwise, it plans to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. The company believes but can not assure that these measures will provide sufficient liquidity for it to continue as a going concern.

Dividend Policy
---------------

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

Year 2000
---------

     Many companies systems experience problems handling dates beyond the year 1999. Multi Soft products are not directly impacted by this problem.

     In particular, year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool such as VB, PB and VC++. Therefor, Year 2000 issues must be addressed by these development tools, not WCL.

     In addition, The Company's INFRONT and QuickFRONT product have built in support for the year 2000. Any date functions that use 2 positions for the year, the SETUPSL command can be used to handle the year 2000

     The risks inherent with the year 2000 issue are not significant to the company except to the extent that some customers may not be year 2000 compliant. Should this occur Multi Soft's operations could be materially affected. Also, the company has no contingency plan regarding this issue.

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

                                MULTI SOFT, INC.


Dated: August 27, 1998
                                By:_____________________________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer