Form 10QSB
period 1998-09-30
MULTI SOFT INC
filed 1998-12-09
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

Commission File Number: 0-15976
                        -------

                                MULTI SOFT, INC
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


           NEW JERSEY                                            22-2588030
           ----------                                            ----------
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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1998
         -----                                   -------------------------------
Common Stock, par value                                     12,084,806
    $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1998.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1998.

     The results reflected for the nine and three months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 53.6% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
                                                         31-Oct          31-Jan
                                                           1998            1998
                                                     (unaudited)       (audited)
                                                    ---------------------------
ASSETS
CURRENT ASSETS
     Cash                                           $     2,017     $    29,093
     Accounts Receivable (net of allowance
      of $19,058and $20,086 respectively)               108,076          57,025
     Prepaid expenses and other current assets           56,998          20,799
                                                    ---------------------------
                                                        167,091         106,917

FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,869
     Office furniture and other equipment                13,824          13,824
                                                    ---------------------------
                                                         22,693          22,693
     Less: Accumulated Depreciation                     (11,498)         (8,688)
                                                    ---------------------------
                                                         11,195          14,005

OTHER ASSETS
     Capitalized software development costs           1,396,611       1,568,794
     Less accumulated amortization                     (717,782)       (939,942)
                                                    ---------------------------
                                                        678,829         628,852

     Due from Multi Solutions                           423,039         422,239
     Due from NetCast                                   215,093         155,251
                                                    ---------------------------

                                                    $ 1,495,247     $ 1,327,264
                                                    ===========================

MULTI SOFT, INC.
a 53.6% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS

                                                            31-Oct          31-Jan
                                                              1998            1998
                                                        (Unaudited)       (audited)
                                                       ---------------------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                              $     5,174     $    16,338
     Note Payable                                            6,565          11,339
     Accrued payroll                                        71,579          20,080
     Payroll and other taxes payable                        21,583          32,755
     Accounts Payable                                       64,936          58,291
     Accrued officer compensation                          240,555         153,057
     Deferred Revenues                                     125,834         191,820
                                                       ---------------------------

                                                           536,226         483,680


     Deferred compensation due officer/shareholders        586,605         586,605
                                                       ---------------------------

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
     12,084,806 and 11,780,306  respectively                12,084          11,780
     Additional paid-in capital, net of deferred
     compensation $14,997and $ 21,562 respectively       5,940,765       5,931,876
     Accumulated deficit                                (5,580,433)     (5,686,677)
                                                       ---------------------------
                                                           372,416         256,979


                                                       $ 1,495,247     $ 1,327,264
                                                       ===========================

MULTI SOFT, INC
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        Nine Months Ended              Three Months Ended
                                                                            October 31,                     October 31,
                                                                          1998            1997            1998             1997
                                                                  ----------------------------    -----------------------------
REVENUES
      License fees                                                $    213,866    $    162,409    $    120,226     $     77,495
      Maintenance fees                                                 425,230         525,781         130,652          151,448
      Consulting and Other fees                                          6,096          83,629           1,096           33,784
                                                                  ----------------------------    -----------------------------
                                     Total revenues                    645,192         771,819         251,974          262,727



EXPENSES
      Software development and technical support                       147,661         221,525          55,351           78,440
      Selling and administrative                                       465,115         476,874         135,081          144,512
                                                                  ----------------------------    -----------------------------

                                     Total expenses                    612,776         698,399         190,432          222,952
                                                                  ----------------------------    -----------------------------

                            Income  from operations                     32,416          73,420          61,542           39,775

OTHER  REVENUE (EXPENSE)
      Other Revenue                                                     74,849              --          30,612
      Interest Expense                                                   1,021           1,923            (133)             632
                                                                  ----------------------------    -----------------------------

                                Total other expense                     73,828           1,923          30,479               --

                                    NET INCOME(LOSS)              $    106,244    $     71,497    $     92,021     $     39,143
                                                                  ============================    =============================

                Weighted average shares outstanding                 12,020,106      11,780,306      12,112,206       11,780,306
                                                                  ============================    =============================


                            Income (Loss) per share               $       0.01    $         --    $      -0.01     $         --
                                                                  ============================    ============     ============

MULTI -SOFT, INC.
STATEMENTS OF CASH FLOWS                                                  Nine Months Ended
(Unaudited)                                                                   October 31
                                                                            1998          1997
                                                                       -----------------------
Cash flows from operating activities
      Net Income                                                       $ 106,244     $  71,497
      Adjustments to reconcile net income( loss) to net cash
           provided  by operating activities
      Depreciation and amortization                                      150,471       224,207
      Changes in assets and liabilities
      Due from NetCast                                                   (59,842)      (74,964)
      Due from Multi Solutions                                              (800)        1,699
      (Increase) decease in accounts receivable                          (51,051)      (66,916)
      Decrease in prepaid expenses and other current assets              (36,200)      (24,955)
      Increase (decrease) in accrued payroll                              51,499        51,656
      Decrease in payroll and other taxes payable                        (11,172)      (10,022)
      Increase (decrease) in accounts payable and accrued expenses         6,646        10,780
      Decrease in Note payable                                            (4,774)       (3,478)
     (Decrease) increase in accrued officer compensation                  87,498       108,874
      Decrease in deferred revenues                                      (65,987)      (44,787)
                                                                       -----------------------

                         Net cash provided  by operating activities      172,532       243,591


Cash flows from investing activities
      Capitalized Research and  developement                                  --
      Capitalized software development costs                            (197,637)     (206,904)
                                                                       -----------------------

                         Net cash used in investing activities          (197,637)     (206,904)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements             (11,164)       (4,521)
      Amortization of Stock Grants                                         8,889         5,979
      Issued Common Stock                                                    304            --
                                                                       -----------------------
                         Net cash provided by  financing activities       (1,971)        1,458


                         NET INCREASE (DECREASE) IN CASH                 (27,076)       38,145


Cash at beginning of  period                                              29,093         9,148
                                                                       -----------------------

Cash at end of  period                                                 $   2,017     $  47,293
                                                                       =======================

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Nine and three months ended  October 31, 1998  compared to nine and three months
--------------------------------------------------------------------------------
ended October 31, 1997
----------------------


     Revenues of $645,192 for the current nine months of the year 1998 decreased $126,627 or 16.4% compared with the comparable period of the prior year. Revenues of $251,974 for the three month period ending October 31, 1998 decreased $10,753 or 4.1% compared with the comparable period of the prior year. The decrease in revenues for the current nine month period is attributable to advance royalty payments from a major customer that occurred in the prior period and did not reoccur in the current period.

     Operating expenses as a percent of revenues for the nine month period was 94.97% compared with 90.50% for the comparable period of the prior year. Operating expense ending October 31, 1998 as a percent of revenues for the current three month period was 75.6 % compared with 84.9% for the prior year. The increase in the nine month period is a result of a decrease in total operating revenue. The decrease in the three month period is a result of a decrease in operating costs. For example, legal , accounting and consulting fees have been substantially reduced.

     Operating income, before other expense of $32,415 for the current nine month period decreased $41,005 compared with the comparable period of the prior year. Operating income , before other expense of $61,542 for the current three month period increased $21,767 compared with comparable period of the prior year.

     Interest expense for the current nine month period was $1,022 as compared with $1,923 for the comparable period of the prior year. The decrease is attributable to monthly payments that have significantly decreased the outstanding loan payable.

     For the current nine month period , net income of $106,244 was incurred compared with a net income of $71,497 for the prior period an increase of $34,747. For the current three month period, a net income of $92,021 was incurred compared with income of $39,143 in the comparable period for the prior year, which results in an increase of $52,878.

Major Customers
---------------

     In the first nine months of 1998, IBM accounted for 20.92 % of total revenues. In the first nine months of 1997, IBM accounted for %.26.24 of total revenues.

Liquidity and Capital Resources
-------------------------------

     At October 31, 1998, the Company had a negative working capital position of $369,134 ; and has been experiencing cash flow problems.

     Management of the company has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of all outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows NT environment and has made its Windows based products easier to learn and use. In addition to other distributors and VARS Multi Soft, and IBM have marketing Agreements to Market Multi Soft's WCL Toolkit.

     In addition, in September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCLTM. As of November 1996, the contract with IBM was extended for two more years and IBM is paying Multi Soft monthly maintenance and royalties. The above contract,as of November 1, 1998 has been canceled. But, Multi Soft is in the process of negotiating an extension to the contract however , no assurance can be made.

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

In particular , year 2000 issues are transparent to WCL. WCL simply transports data between the 3270/5250 presentation space and the client application. WCL does no formatting of any data, including dates. This is handled by the client development tool such as VB,PB and VC++.
Therefore, Year 2000 issues must be addressed by these development tools, not WCL.

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

                                   MULTI SOFT, INC.


Dated: December 8, 1998
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer