Form 10QSB
period 1999-04-30
MULTI SOFT INC
filed 1999-07-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 1999


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

Commission File Number:  0-15976
                        ---------

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

              4262 US Route 1, Monmouth Junction, New Jersey 08852
              ----------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (732) 329-9200
                                                ----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 1999
-----------------------                            -----------------------------
Common Stock, par value                                      13,509,473
    $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended April 30, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1999.

     The results for the three months ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year.

     Multi Soft, Inc. is a 52% owned subsidiary of Multi Solutions, Inc.

MULTI SOFT, INC.
52% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS APRIL 30, 1999  and JANUARY 31, 1999

                                                        1999            1999
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $    19,991     $    18,134
     Accounts Receivable (net of allowance
      of $43,783 and $43,783 respectively)              123,045         130,656
     Prepaid expenses and other current assets            9,676          13,385
                                                    -----------     -----------
                                                        152,712         162,175
FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,868
     Office furniture and other equipment                13,824          13,824
                                                    -----------     -----------
                                                         22,693          22,692
     Less: Accumulated Depreciation                     (13,051)        (12,250)
                                                    -----------     -----------
                                                          9,642          10,442
OTHER ASSETS
     Capitalized software development costs           1,196,795       1,460,178
     Less accumulated amortization                     (542,399)       (809,915)
                                                    -----------     -----------
                                                        654,396         650,263

     Due from Solutions                                 448,039         448,039
     Due from NetCast                                   234,592         234,592
                                                    -----------     -----------

                                                    $ 1,499,381     $ 1,505,511
                                                    ===========     ===========

MULTI SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
APRIL 30, 1999 and JANUARY 31, 1999

LIABILITIES AND STOCKHOLDERS'                              1999            1999
DEFICIENCY                                              -----------     -----------
CURRENT LIABILITIES
     Loan payable to bank                               $        --     $       796
     Note Payable                                             6,565           6,565
     Accrued payroll                                         19,265              --
     Payroll and other taxes payable                         28,096          19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       71,733          86,720
     Accrued officer compensation                           186,390         153,057
     Deferred Revenues                                      160,327         187,648
                                                        -----------     -----------

                                                            472,376         454,266

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
   13,509,473 (1999) and 13,509,473 (1999)                   13,509          13,509
     Additional paid-in capital, net of deferred
     compensation $34,636 (1999) and  $41,365 (1999)      5,992,785       5,986,056
     Accumulated deficit                                 (5,565,894)     (5,534,926)
                                                        -----------     -----------
                                                            440,400         464,639

                                                        $ 1,499,381     $ 1,505,511
                                                        ===========     ===========

MULTI SOFT, INC
52% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
APRIL 30, 1999 and APRIL 30, 1998

                                                         1999             1998
                                                     ------------     ------------
REVENUES
      License fees                                   $     59,724     $     77,112
      Maintenance fees                                    113,537          152,264
      Consulting and Other fees                            15,518               --
                                                     ------------     ------------
              Total revenues                              188,779          229,376

EXPENSES
      Software development and technical support           57,192           46,155
      Selling and administrative                          162,555          155,807
                                                     ------------     ------------

              Total expenses                              219,747          201,962
                                                     ------------     ------------

              Income  (Loss)  from operations             (30,968)          27,414

OTHER INCOME (EXPENSE)
      Other Revenues                                           --           19,557
      Interest Expense                                         --             (620)
                                                     ------------     ------------
              Total other income                               --           18,937

              Net Income (Loss)                      $    (30,968)    $     46,351
                                                     ============     ============

              Weighted average shares outstanding      13,509,473       11,780,306
                                                     ============     ============

              Income  per share                      $         --     $         --
                                                     ============     ============

MULTI SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
APRIL 30 , 1999 and APRIL 30, 1998

                                                                            1999            1998
                                                                         -----------     -----------
Cash flows from operating activities
      Net Income                                                         $   (30,968)    $    46,351
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                           57,595          47,098
      Changes in assets and liabilities
              Due to / from Multi Solutions                                       --            (200)
              Due to/ from NetCast                                                --         (19,500)
              Accounts receivable                                              7,611         (73,561)
              Prepaid expenses and other current assets                        3,709         (17,000)
              Accrued payroll                                                 19,265          51,355
              Note Payable                                                        --          (1,790)
              Payroll and other taxes payable                                  8,616         (14,952)
              Accounts payable and accrued expenses                          (14,987)         15,455
              Accrued officer compensation                                    33,333          49,999
              Deferred revenues                                              (27,321)        (38,356)
                                                                         -----------     -----------

                     Net cash provided  by operating activities               56,853          44,899

Cash flows from investing activities
      Capitalized software development costs                                 (60,928)        (73,267)
                                                                         -----------     -----------

                     Net cash used in investing activities                   (60,928)        (73,267)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (796)         (2,728)
      Amortization of Stock Grants                                             6,729           2,003
                                                                         -----------     -----------

                     Net cash provided (used) by financing activities          5,933            (725)
                                                                         -----------     -----------

                     NET INCREASE (DECREASE) IN CASH                           1,858         (29,093)

Cash at beginning of year                                                     18,133          29,093
                                                                         -----------     -----------

Cash at end of period                                                    $    19,991     $        --
                                                                         ===========     ===========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Three months ended April 30, 1999 compared to three months ended April 30, 1998
-------------------------------------------------------------------------------

Revenues for the current three months of fiscal year 1999 decreased $40,597 or 17.7% compared with the comparable period of the prior year. The decrease in revenues for the three month period is primarily attributable to a decrease in License and Maintenance fees of $56,115 or 24.5%. This is attributable to cancellations of maintenance agreements with customers of Multi Soft whom have been paying for monthly maintenance and support. The decrease is partially offset by an increase in Consulting and Other Fees.

Operating expenses as a percent of revenues for the three month period was 116.4% compared with 88.0% for the comparable period of the prior year. The higher level of expenses in the current three month period, in addition to the lower level of revenues for the current three month period accounts for the percentage increase .The increase is a result of greater Selling and
Administrative Expenses in the amount of $6,748 or 4.3% compared to the compareable period of the prior year. Also, software development increased for the current three month period in the amount of $11,037 or 24%. The increase is attributed to amortizing capitalized costs in the current year that were not amortized in the prior year.

Operating loss, before other expense of $(30,968) for the current three month period increased $(58,382) compared with the comparable period of the prior year.

Other Income (expense) for the current three month period was $0 as compared with $18,937 for the comparable period of the prior year. The decrease is attributable to revenue from consulting, rent and Selling and Administration fees that were accrued in the prior year but not in the current year.

For the current three month period , net loss of $(30,968) or ($.00)cents per share was incurred compared with a net income of $46,351 or ($.00) cents per share a decrease of $77,319.

Major Customers
---------------

     In the first three months of 1998, IBM accounted for 11% of total revenues. In the first six months of 1997, IBM accounted for 20%.

Liquidity and Capital Resources
-------------------------------

     At April 30, 1999, the Company had a negative working capital position of ($319,664); and has been experiencing cash flow problems.

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

                                   MULTI SOFT, INC.


Dated: JUNE 22, 1999
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer