Form 10QSB
period 1999-07-31
MULTI SOFT INC
filed 1999-10-14
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission File Number: 0-15976
                        -------

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

Issuer's telephone number, including area code: (908) 329-9200
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]               No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                      Outstanding at July 31, 1999
-----------------------                             ----------------------------
Common Stock, par value                                       13,509,473
    $.001 per share

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six and three months ended July 31, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1999.

     The results reflected for the six and three months ended July 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
52% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
JULY 31, 1999 and JANUARY 31, 1999

                                                       31-Jul          31-Jan
                                                        1999            1999
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $        --     $    18,134
     Accounts Receivable (net of allowance
      of $43,783 and $43,783 respectively)              206,835         130,656
     Prepaid expenses and other current assets            9,675          13,385
                                                    -----------     -----------
                                                        216,510         162,175
FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,868           8,868
     Office furniture and other equipment                13,824          13,824
                                                    -----------     -----------
                                                         22,692          22,692
     Less: Accumulated Depreciation                     (13,787)        (12,250)
                                                    -----------     -----------
                                                          8,905          10,442
OTHER ASSETS
     Capitalized software development costs           1,257,723       1,460,178
     Less accumulated amortization                     (599,192)       (809,915)
                                                    -----------     -----------
                                                        658,531         650,263

     Due from Solutions                                 443,294         448,039
     Due from NetCast                                   234,592         234,592
                                                    -----------     -----------

                                                    $ 1,561,832     $ 1,505,511
                                                    ===========     ===========

MULTI SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
JULY 31, 1999 and JANUARY 31, 1999

                                                           31-Jul          31-Jan
LIABILITIES AND STOCKHOLDERS'                               1999            1999
                                                        -----------     -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                               $       796
     Note Payable                                             6,565           6,565
     Accrued payroll                                         23,284              --
     Payroll and other taxes payable                         18,785          19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       56,116          86,720
     Accrued officer compensation                           191,390         153,057
     Deferred Revenues                                      195,835         187,648
                                                        -----------     -----------
                                                            491,975         454,266

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
       $.001 par value, issued and outstanding
     13,509,473 (1999) and 13,509,473 (1999)                 13,509          13,509
     Additional paid-in capital, net of deferred
       compensation $27,907 (1999) and $41,365(1999)      5,999,514       5,986,056
     Accumulated deficit                                 (5,529,772)     (5,534,926)
                                                        -----------     -----------
                                                            483,251         464,639

                                                        $ 1,561,832     $ 1,505,511
                                                        ===========     ===========

MULTI SOFT, INC
52% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
JULY  31, 1999 and JULY, 1998

                                                          Six Months Ended                 Three Months Ended
                                                               31-Jul                            31-Jul
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
REVENUES
      License fees                                  $     76,099     $     93,639     $     16,375     $     16,257
      Maintenance fees                                   231,609          294,578          118,072          142,314
      Consulting and Other fees                           50,304            5,000           34,786            5,000
                                                    ------------     ------------     ------------     ------------
             Total revenues                              358,012          393,217          169,233          163,841

EXPENSES
      Software development and technical support         114,385           92,310           57,193           46,155
      Selling and administrative                         299,067          330,034          136,512          174,227
                                                    ------------     ------------     ------------     ------------
             Total expenses                              413,452          422,344          193,705          220,382
                                                    ------------     ------------     ------------     ------------

             Income  (Loss)  from operations             (55,440)         (29,127)         (24,472)         (56,541)

OTHER INCOME (EXPENSE)
      Other Revenues                                      60,592           44,237           60,592           24,680
      Interest Expense                                        --             (889)              --             (269)
                                                    ------------     ------------     ------------     ------------
             Total other income
                                                          60,592           43,348           60,592           24,411

             Net Income (Loss)                      $      5,152     $     14,221     $     36,120     $    (32,130)
                                                    ============     ============     ============     ============

             Weighted average shares outstanding      13,509,473       11,974,056       13,509,473       12,167,806
                                                    ============     ============     ============     ============

             Income (Loss)  per share               $         --     $         --     $         --     $         --
                                                    ============     ============     ============     ============

MULTI -SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
JULY 31, 1999 and JULY 31, 1998

                                                                            31-Jul          31-Jul
                                                                             1999            1998
                                                                         -----------     -----------
Cash flows from operating activities
      Net Income                                                         $     5,152     $    46,351
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                          115,127          47,098
      Changes in assets and liabilities
              Due to / from Multi Solutions                                    4,745            (200)
              Due to/ from NetCast                                                --         (19,500)
              Accounts receivable                                            (76,179)        (73,561)
              Prepaid expenses and other current assets                        3,710         (17,000)
              Accrued payroll                                                 23,284          51,355
              Note Payable                                                        --          (1,790)
              Payroll and other taxes payable                                   (695)        (14,952)
              Accounts payable and accrued expenses                          (30,604)         15,455
              Accrued officer compensation                                    38,333          49,999
              Deferred revenues                                                8,187         (38,356)
                                                                         -----------     -----------
                     Net cash provided  by operating activities               91,060          44,899

Cash flows from investing activities
      Capitalized software development costs                                (121,856)        (73,267)
                                                                         -----------     -----------
                     Net cash used in investing activities                  (121,856)        (73,267)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements                    (796)         (2,728)
      Amortization of Stock Grants                                            13,458           2,003
                                                                         -----------     -----------

                     Net cash provided (used) by financing activities         12,662            (725)
                                                                         -----------     -----------

                     NET INCREASE (DECREASE) IN CASH                         (18,134)        (29,093)

Cash at beginning of year                                                     18,134          29,093
                                                                         -----------     -----------

Cash at end of period                                                    $        (0)    $        --
                                                                         ===========     ===========

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Six months  ended July 31, 1999  compared to six months  ended July 31, 1998 and
--------------------------------------------------------------------------------
three months ended July 31, 1999 compared to three months ended July, 31 1998
-----------------------------------------------------------------------------

     Revenues for the current six months of fiscal year 1999 decreased $35,205 or 9.8% compared with the comparable period of the prior year. Revenues for the three month period ending July 31, 1999 increased $5,392 or 3.2% compared with the comparable period of the prior year. The overall decrease in revenues for the current six month period is attributable a decrease in maintenance revenue during the current six month period.

     Operating expenses for the current six month period decreased $8,892 or (2.2%) compared with the comparable period of the prior year. Operating expense for the three month period ending July 31, 1999 decreased $26,677 or 13.8% compared with the prior year. The decrease in the six month and three month period was due to the reduction of certain expenses such as legal fees, outside marketing and a reduction in staff from the prior period to the current period. The decrease in operating expense is offset by an increase in six and three month software development by $22,075 and $11,038 respectively. The reason for this increase in Software Development is that Multi Soft is amortizing capital development that was not being amortized in the prior period.

     Operating Loss, before other (expense) of $55,440 for the current six month period increased $26,313 compared with the comparable period of the prior year. Operating Loss, before other income (expense) $24,472 for the current three month decreased $32,069 compared with comparable period of the prior year. The reason for this increase in the six month period operating loss is cancellations in maintenance coupled with a decrease in sales for the current six month period.

     Other (expense) for the current six month period was 60,592 as compared with 43,348 for the comparable period of the prior year. The increase is attributable to services rendered from Multi Soft to a new Subsidiary of Multi Solutions.

     For the current six month period , net income of $5,152 or ($.00) cents per share was incurred compared with a net income of $14,221 or ($.00) cents per share an decrease of $9,069. For the current three month period, a net income of $36,120 or .00 cents per share was incurred compared with a loss of $32,130 in the comparable period for the prior year an increase of $68,250. As previously stated, the reason for the increase in income over the current three month period is due to services render to the new subsidiary and a curtailment of expenses.

Major Customers
---------------

     In the first six months of 1999, IBM accounted for 17.25% of total revenues. In the first six months of 1996, IBM accounted for 24.3%.

Liquidity and Capital Resources
-------------------------------

     At July 31, 1999, the Company had a negative working capital position of ($275,465); and has been experiencing cash flow problems.

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

                                   MULTI SOFT, INC.

Dated: September 15, 1999
                                   By:______________________________
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer