Form 10QSB
period 1999-10-31
MULTI SOFT INC
filed 1999-12-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

Commission File Number: 0-15976
                        -------

                                 MULTI SOFT, INC
     ----------------------------------------------------------------------
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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1999
-----------------------                          -------------------------------
Common Stock, par value                                     13,509,473
    $.001 per share

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine and three months ended October 31, 1999.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended January 31, 1999.

     The results reflected for the nine and three months ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Nine months ended  October 31, 1999  compared to Nine months  ended  October 31,
--------------------------------------------------------------------------------
1998 and three  months  ended  October,  1999  compared  to three  months  ended
--------------------------------------------------------------------------------
October, 31 1998
----------------

Revenues for the current nine months of fiscal year 1999 decreased $98,393 or 15% compared with the comparable period of the prior year. Revenues for the three month period ending October 31, 1999 decreased $63,187 or 25% compared with the comparable period of the prior year. The overall decrease in revenues for the current nine month period is attributable to a decrease in maintenance and sales revenue during the current nine month period. This was partially offset by an increase in Consulting and Other Fees.

Operating expenses for the current nine month period increased $4,797 or (1.0%) compared with the comparable period of the prior year. Operating expense for the three month period ending October 31, 1999 increased $13,689 or 7% compared with the prior year. The increase in the nine month and three month period was due to the Software Development that Multi Soft is amortizing that was not being amortized in the prior period. The decrease in Selling and Administration expense is due to the reduction of certain expenses such as legal fees, outside marketing and a reduction in staff from the prior period to the current period.

Operating Loss, before other (expense) of $70,744 for the current nine month period increased $103,190 compared with the comparable period of the prior year. Operating Loss, before other income (expense) $15,334 for the current three month increased $76,876 compared with comparable period of the prior year. The reason for this increase in the nine month period operating loss is cancellations in maintenance coupled with a decrease in sales for the current nine month period.

Other Income (expense) for the current nine month period was $96,739 as compared with $74,489 for the comparable period of the prior year. The increase is attributable to services rendered from Multi Soft to a new Subsidiary of Multi Solutions.

For the current nine month period , net income of $25,965 or ($.00) cents per share was incurred compared with a net income of $106,244 or ($.00) cents per share an decrease of $80,279. For the current three month period, a net income of $20,813 or .00 cents per share was incurred compared with income of $92,021 in the comparable period for the prior year, an decrease of $71,208.

Major Customers
---------------

     In the first nine months of 1999, IBM accounted for 16.24% of total revenues. In the first nine months of 1998, IBM accounted for 19.75%.

Liquidity and Capital Resources
-------------------------------

     At October 31, 1999, the Company had a negative working capital position of ($256,068); and has been experiencing cash flow problems.

     Management of Multi Soft has taken various steps to correct this situation. Overhead costs have been cut drastically as a result of staff reductions and curtailment of many outside marketing and advertising costs. In addition, senior staff salaries were reduced and executive officers' salaries were partly deferred. Secondly, Multi Soft broadened its product base into the Windows NT environment and has made its Windows based products easier to learn and use.

In September 1994, Multi Soft entered into an International Software Licensing Agreement with IBM's Personal Communications 3270 division ("P-Comm"). This agreement allows IBM to logo and market a P-Comm specific version of both the Toolkit and Runtime of Multi Soft's WCL. Pursuant to this agreement, the Company will receive a minimum of $75,000 per quarter over a two year period representing minimum advances against royalties. This IBM agreement is effective for a term of two years and is renewable by IBM for two more one year periods. The Agreement is terminable by the Company or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM is paying the Company monthly maintenance and royalties. As of the date of 1/31/99 the contract with IBM was extended for one year and IBM is paying Multi Soft monthly maintenance. As of this date, the Company can make no assurances that the aforementioned maintenance agreement will be extended beyond the present term of 1/31/2000.

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

                               MULTI SOFT, INC.

Dated: December 10, 1999
                               By:______________________________
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer

MULTI SOFT, INC.
52% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October 31, 1999 and  JANUARY 31, 1999

                                                       31-Oct         31-Jan
                                                        1999            1999
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $    20,577     $    18,134
     Accounts Receivable (net of allowance
      of $43,783 and $43,783 respectively)              218,708         130,656
     Prepaid expenses and other current assets            9,675          13,385
                                                    -----------     -----------
                                                        248,960         162,175
FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,868
     Office furniture and other equipment                13,824          13,824
                                                    -----------     -----------
                                                         22,692          22,692
     Less: Accumulated Depreciation                     (14,524)        (12,250)
                                                    -----------     -----------
                                                          8,168          10,442
OTHER ASSETS
     Capitalized software development costs           1,318,651       1,460,178
     Less accumulated amortization                     (655,986)       (809,915)
                                                    -----------     -----------
                                                        662,665         650,263

     Due from Solutions                                 448,039         448,039
     Due from NetCast                                   234,593         234,592
                                                    -----------     -----------

                                                    $ 1,602,425     $ 1,505,511
                                                    ===========     ===========

MULTI SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October  31 , 1999 and JANUARY 31, 1999

                                                           31-Oct          31-Jan
LIABILITIES AND STOCKHOLDERS'                               1999            1999
                                                        -----------     -----------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                               $        --     $       796
     Note Payable                                             6,565           6,565
     Accrued payroll                                         18,359              --
     Payroll and other taxes payable                         12,292          19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       57,568          86,720
     Accrued officer compensation                           241,390         153,057
     Deferred Revenues                                      168,853         187,648
                                                        -----------     -----------
                                                            505,028         454,266

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,509,473 (1999) and 13,509,473 (1999)                13,509          13,509
     Additional paid-in capital, net of deferred
      compensation $27,907 (1999) and $41,365 (1999)      6,006,243       5,986,056
     Accumulated deficit                                 (5,508,960)     (5,534,926)
                                                        -----------     -----------
                                                            510,792         464,639

                                                        $ 1,602,425     $ 1,505,511
                                                        ===========     ===========

MULTI SOFT, INC
52% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
October  31, 1999 and October 1998

                                                          Nine Months Ended                Three Months Ended
                                                               31-Oct                            31-Oct

                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
REVENUES
      License fees                                  $     94,284     $    213,866     $     18,185     $    120,226
      Maintenance fees                                   357,901          425,230          126,292          130,652
      Consulting and Other fees                           94,614            6,096           44,310            1,096
                                                    ------------     ------------     ------------     ------------
             Total revenues                              546,799          645,192          188,787          251,974

EXPENSES
      Software development and technical support         171,178          147,661           56,793           55,351
      Selling and administrative                         446,395          465,115          147,328          135,081
                                                    ------------     ------------     ------------     ------------

             Total expenses                              617,573          612,776          204,121          190,432
                                                    ------------     ------------     ------------     ------------

             Income  (Loss)  from operations             (70,774)          32,416          (15,334)          61,542

OTHER INCOME (EXPENSE)
      Other Revenues                                      96,739           74,849           36,147           30,612
      Interest Expense                                    (1,021)            (133)
                                                    ------------     ------------     ------------     ------------
             Total other income                           96,739           73,828           36,147           30,479

             Net Income (Loss)                      $     25,965     $    106,244     $     20,813     $     92,021
                                                    ============     ============     ============     ============

             Weighted average shares outstanding      13,509,473       12,020,106       16,509,473       12,112,206
                                                    ============     ============     ============     ============

             Income (Loss)  per share               $       0.00     $       0.01     $       0.00     $       0.01
                                                    ============     ============     ============     ============

MULTI -SOFT, INC.
52 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
October 31 , 1999 and October  31, 1998

                                                                           31-Oct        31-Oct
                                                                            1999          1998
                                                                         ---------     ---------
Cash flows from operating activities
      Net Income                                                         $  25,965     $ 106,244
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                        172,656       150,471
      Changes in assets and liabilities
              Due to / from Multi Solutions                                     --       (59,842)
              Due to/ from NetCast                                              --          (800)
              Accounts receivable                                          (88,052)      (51,051)
              Prepaid expenses and other current assets                      3,710       (36,200)
              Accrued payroll                                               18,359        51,499
              Note Payable                                                      --       (11,172)
              Payroll and other taxes payable                               (7,188)        6,646
              Accounts payable and accrued expenses                        (29,152)       (4,774)
              Accrued officer compensation                                  88,333        87,498
              Deferred revenues                                            (18,795)      (65,987)
                                                                         ---------     ---------

                     Net cash provided  by operating activities            165,836       172,532


Cash flows from investing activities
      Capitalized software development costs                              (182,784)     (197,637)
                                                                         ---------     ---------

                     Net cash used in investing activities                (182,784)     (197,637)


Cash flows from financing activities
      Net repayments under loan and line of credit ageements                  (796)      (11,164)
      Stock issued                                                             304
      Amortization of Stock Grants                                          20,187         8,889
                                                                         ---------     ---------


                     Net cash provided (used) by financing activities       19,391        (1,971)

                                                                         ---------     ---------

                     NET INCREASE (DECREASE) IN CASH                         2,443       (27,076)

Cash at beginning of year                                                   18,134        29,093
                                                                         ---------     ---------

Cash at end of period                                                    $  20,577     $   2,017
                                                                         =========     =========