Form 10KSB40
period 2000-01-31
MULTI SOFT INC
filed 2000-05-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2000
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15976
                    --------

                                 MULTI SOFT, INC
           -----------------------------------------------------------
                 (Name of Small business issuer in its charter)


           New Jersey                                    22-2588030
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4262 US Route 1, Monmouth Junction, New Jersey                   08852
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number  (732) 329-9200
                           --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                            ----------
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            ------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                                       Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's  revenues for the fiscal year ended January 31, 2000 were $623,893

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($.36) and ($.25) bid price of such stock, as of May 5, 2000 is $1,800,341 based upon $.305 multiplied by the 5,902,757 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 5, 2000, is 13,709,477 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                MULTI SOFT, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2000

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................1
------

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1
         -----------------------

ITEM 2.  DESCRIPTION OF PROPERTIES.............................................6
         -------------------------

ITEM 3.  LEGAL PROCEEDINGS.....................................................6
         -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................7
         ---------------------------------------------------

PART II........................................................................7
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............7
         --------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS...................................8
         -----------------------------------

ITEM 7.  FINANCIAL STATEMENTS.................................................11
         --------------------

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURES............................................11
         -------------------------

PART III......................................................................11
--------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....................11
         -------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION...............................................13
         ----------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......15
         ---------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................16
         ----------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................16
         --------------------------------

SIGNATURES....................................................................18

SUPPLEMENTAL INFORMATION......................................................19

FINANCIAL STATEMENTS..........................................................F1

                                     PART I
                                     ------
Item 1.   Description of Business
          -----------------------

General
-------

     We were incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. As of the date of this report, we are a 51.3% owned subsidiary of Multi Solutions.

     We  produce,   market  and  maintain  three  communications   front-ending,
client-server and cooperative processing technologies called:

o    COMRAD,   which  stands  for  Component  Object  Model  Rapid   Application
     Development, for 32 bit Windows 95, 98, and NT;

o The Windows Communications LibraryTM, commonly referred to as WCL, for Windows 3x , 95, 98 and NT; and

o    INFRONT for DOS.

     See the discussion below under "Our Product Line" for more details on these products.

OUR TECHNOLOGY
--------------

     Our product line consists of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server.

     There are four key elements to the real world development, delivery and production maintenance of these applications; and they all are supported by our product line:

o    screen-based access to mainframe data and processes;
o    message-based access to mainframe and server data and processes;
o integration of screen-based and message-based access to the mainframe in the same application; and
o    control and distribution management.

     SCREEN-BASED ACCESS TO MAINFRAME DATA AND PROCESSES, which includes front ending, allows the user to enhance existing mainframe applications through the integration of Internet and client technologies such as GUIs (graphical user interfaces), imaging and local data, without changing any mainframe code. This allows companies to leverage their PC capabilities to streamline user processes and for presenting mainframe data to users in a way that is intuitive, easy to use and productive. Screen-based access to a host is supported by all of our products.

     MESSAGE-BASED ACCESS TO MAINFRAME DATA AND PROCESSES allows companies to create client-server applications, where they use the PC for the client portion of the application, which includes all user interaction, dialogue flow and access to local data, and they use the mainframe for the server portion of the application, which includes managing database interaction, data integrity and security). In this architecture, only data and messages are passed between the PC and host. This results in a streamlined and optimized production application. Message-based access to the mainframe is supported by WCL's WCL/Enterprise Server Option, commonly referred to as WCL/ESO.

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use their mainframe system as a central location to manage the integrity of the work station logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the work station logic, the host also can be used to manage the distribution of these changes. WCL's WCL/Software Distribution Option, commonly referred to as WCL/SDO, supports integrity control and distribution management.

OUR PRODUCT LINE
----------------

     Our Product line consists of three product sets:

1.   COMRAD for 32 bit Windows 95, 98, and NT;
2.   The WCL product set for Windows 3x, 95, 98 and NT; and
3.   INFRONT for DOS and Windows 3x and 95.

     COMRAD

     COMRAD is a component-based development tool released in July 1998. It takes advantage of Microsoft's COM/DCOM (common object model/distributed common object model) technology and it generates both components and complete applications, not just applications as currently done by WCL. COMRAD allows you to build client server applications today and use the same code for your Internet/Intranet applications tomorrow. COMRAD generated components that interface with the mainframe can be used both by Visual Basic and your Internet browsers, on individual workstations or Windows NT servers, depending on the needs of your application. Microsoft's Internet Information Server and Active Server Pages provide persistence and security.

     WCL

     WCL is a toolkit and a set of dynamic linked libraries, commonly referred to as DLLs, that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between local area networks, commonly referred to as PC/LANs, and the mainframe. Any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application because WCL is an open architecture. WCL supports the development of GUI front-ends -- client-server applications that use the mainframe as a server and for integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things:

o    a screen capture mechanism,
o    screen maintenance and
o    a screen matching facility.

     In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. We also have a 32-bit version of our WCL product for Windows 95 and Windows NT.

     WCL/ESO is the host component to WCL and provides a message-based transport layer between client PC/LANs and the mainframe. The client application is created using any of the standard Windows tools and products, and the server application is created using a standard language, such as COBOL. Any mainframe file structure or database, such as VSAM, DB2, or IMS, can be accessed using WCL/ESO through an IBM mainframe operating environment called CICS. Client-server applications developed using WCL/ESO have the added advantage of using a company's existing mainframe skills and infrastructure, including:

     o    security,
     o    data integrity,
     o    backup and
     o    recovery and disaster recovery.

     WCL/SDO is a WCL/ESO application created to centralize control and manage application code, data and software for distributed client-server applications. It allows companies to control, audit and distribute from central host-based master libraries to distributed PCs. These PCs can be clients and/or servers. WCL/SDO is used as a verification mechanism to ensure that all files and appropriate versions of files are present on a PC or in a host library. It will automatically update the PC or host with correct versions of files if any are found to be missing or invalid. This facility is important for the successful production management of large-scale distributed applications.

     INFRONT

     INFRONT is a comprehensive and integrated development environment for building PC front-ends and client-server applications with the mainframe. The development environment includes:

o    an intelligent forms subsystem with

     o    screen capture,
     o    screen painting,
     o    editing and validation assignment facilities and
     o    a data dictionary;

o    a fourth generation language, commonly referred to as 4GL;

o    an intelligent editor with language templates and reusable code library;

o a PC-resident database, including database maintenance facilities such as sorting and reorganizing;

o sophisticated debugging facilities, including a source-level language debugger; and

o    other utilities such as code libraries and forms libraries.

KEY SERVICES PROVIDED BY US
---------------------------

     We offer training and consulting services designed to help our new customers get a fast start in client/server development and to help existing customers with additional resources to facilitate successful production application roll-outs. We also offer contract technical consulting services.

     TRAINING SERVICES include basic and advanced product training, as well as courses such as "Design and Development Methodologies," which cover the major issues companies need to understand for successfully developing applications running on distributed platforms.

     CONSULTING SERVICES range from human factors design and project management to assisting licensees with application development and/or the development of complete applications.

     TECHNICAL SUPPORT SERVICES include a telephone hotline, fax, e-mail and Internet support staffed by knowledgeable personnel trained and experienced with Multi Soft's product line.

     CONTRACT TECHNICAL CONSULTING SERVICES include services related to the technical expertise of our staff. In the past, we have provided technical consulting services on a contract basis to our affiliate, NetCast, and we currently are providing technical consulting services on a contract basis to our affiliate, FreeTrek. We hope to provide such services to unaffiliated companies as well.

                                     CLIENTS

     Our past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed our products include:

o    American Cyanamid,                      o    EDS,
o    Bell Atlantic,                          o    Exxon,
o    ITT Hartford,                           o    General Electric,
o    Honda,                                  o    Hilton,
o    Con Edison,                             o    Lever Brothers,
o    Hoechst,                                o    Teachers Insurance,
o    American International Group,           o    Chicago Northwestern and
o    Ciba Geigy,                             o    US West Business.
o    Comdisco,

                          IN-HOUSE MARKETING AND SALES

     Charles Lombardo and Miriam Jarney, two of our officers and directors, are responsible for sales and marketing of our products and services. At present, in-house sales are generally made through telemarketing. If we obtain additional funds from operations or otherwise, we plan to further market our products and services through advertisements in trade publications and targeted mailings. No assurance can be given that we will have sufficient funds to increase our in-house sales and marketing activities.

DISTRIBUTORS AND VARS
---------------------

     Multi Soft uses international distributors and VARs on a non-exclusive basis to supplement its domestic sales and marketing efforts.

                                       IBM

     In September 1994, we entered into an international software licensing agreement with IBM's Personal Communications 3270 division. This agreement allows IBM to logo and market a P-Comm specific version of certain of our products. This IBM agreement was effective for a term of two years and was renewable by IBM for two more one year periods. The Agreement was terminable by us or IBM upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM paid us monthly maintenance and royalties through December 1998. On January 31, 1999, the contract with IBM was extended for one year and IBM paid us monthly maintenance through December 1999. The contract was not extended beyond this one year period. As of the date of this report, IBM has not renewed the contract.

     Since fiscal 1994, IBM has represented a significant percentage of our revenues. The loss of revenues from IBM will have a materially adverse effect on our financial condition. However, we have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. For more details about the effect of the loss of IBM as a customer, see the discussion in Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more details about the business of FreeTrek, see the discussion below under the caption "FreeTrek.Com."

Employees
---------

     We have eight full time employees, including two officers, one support personnel, four technical and engineering personnel plus several independent consultants, which work for us on an as needed basis. From time to time our officers and employees devote time to our parent, Multi Solutions, and Multi Solution's other subsidiaries.

Competition
-----------

     We operate in a business composed of strong competitors, many of which have substantially greater resources, are better established, and have a longer history of operations than we do. In addition, many competitors have more extensive facilities than those which now or in the foreseeable future will become available to us.

     We compete directly with computer manufacturers, large computer service companies and independent software suppliers. We believe that hundreds of firms that manufacture software applications products are significant competitors, and we are one of the smaller entities in the field.

     Our products provide front-ending, client-server and cooperative processing technologies which we believe represents an advance over other products being marketed.

NetCast, Inc.
-------------

     NetCast, Inc. is a subsidiary of Multi Solutions and was incorporated in April of 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. We provided services and office space to NetCast at cost for which we have billed approximately $240,000 through January 31, 2000, of which approximately $78,000 was incurred during the fiscal year ended January 31, 1999. We charged NetCast for this time. Multi Solutions has guaranteed NetCast's debt to us. In January 2000, Multi Solutions decided to discontinue any further operations of NetCast.

FreeTrek.Com, Inc.
------------------

     FreeTrek.Com, Inc. is a majority owned subsidiary of Multi Solutions that was incorporated under the laws of the state of New Jersey in April 1999. FreeTrek.Com is a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that recently commenced marketing its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. FreeTrek refers to this as a virtual private community or VPC. FreeTrek's program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet. FreeTrek has not made any sales to date.

     We provided services and office space to FreeTrek at cost for which we have billed approximately $193,000 through January 31, 2000. Since FreeTrek's incorporation, Charles J. Lombardo, our chairman, chief executive officer, chief financial officer and treasurer, has devoted and will continue to devote a substantial amount of his time to FreeTrek activities. We charge FreeTrek for this time.

Item 2.   Description of Properties
          -------------------------

     We sublease approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852 from C&S Consulting, Inc., a company owned by our chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and is terminable at any time on three months notice. Monthly rent was increased from $5,200 to $5,600 beginning in November 1999. We are responsible for all utilities.

Item 3.   Legal Proceedings
          -----------------

     We are not presently a party to any material litigation; however, certain federal, state taxes, interest and penalties aggregating approximately $13,000 remain unpaid at January 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of our security holders in the last quarter of our fiscal year ended January 31, 2000.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------

     (a) Market Information -- Our common stock and the common stock purchase warrants (for one share of Common Stock) are traded in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol: "MSOF").

     The following tables set forth the range of high and low closing bid prices for our common stock on a quarterly basis for the past two fiscal years and the first quarter of fiscal 2001 as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The Warrants have not traded and hence not priced.

Bid Prices
----------

     Period - Fiscal Year 1999                          High              Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1998                .21               .06
     Second Quarter ending July 31, 1998                .175              .10
     Third Quarter ending October 31, 1998              .10               .05
     Fourth Quarter ending January 31, 1999             .11               .05


     Period - Fiscal Year 2000                          High              Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1999                .16               .07
     Second Quarter ending July 31, 1999                .105              .06
     Third Quarter ending October 31, 1999              .10               .06
     Fourth Quarter ending January 31, 2000             .875              .06

     Period - Fiscal Year 2001                          High              Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2000                .85               .25

     (b) Holders -- There were approximately 246 holders of record of the our common stock and 32 holders of record of our common stock purchase warrants as of May 5, 2000 inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuance of Unregistered Securities
-----------------------------------

--------------------------------------------------------------------------------
Name                                  Date                  Number
                                                            of Securities Issued
--------------------------------------------------------------------------------
HES Gift Trust (A)                    3/15/98               100,000
--------------------------------------------------------------------------------
John Lowy (A)                         3/15/98               12,500
--------------------------------------------------------------------------------
Charles Lombardo (A)                  3/15/98               75,000
--------------------------------------------------------------------------------
Miriam Jarney (A)                     3/15/98               100,000
--------------------------------------------------------------------------------
Joseph Poulshock (B)                  4/27/98               16,667
--------------------------------------------------------------------------------
Howard Mendelson (B)                  10/30/98              100,000
--------------------------------------------------------------------------------
Patricia McMahon (B)                  10/30/98              100,000
--------------------------------------------------------------------------------
Sharon Jones (B)                      10/30/98              10,000
--------------------------------------------------------------------------------
Elaine Bine (B)                       10/30/98              15,000
--------------------------------------------------------------------------------
Harry Wingard (B)                     10/30/98              25,000
--------------------------------------------------------------------------------
Miriam Jarney (A)                     10/30/98              200,000
--------------------------------------------------------------------------------
Charles Lombardo (A)                  10/30/98              200,000
--------------------------------------------------------------------------------
Loretta Messina (B)                   10/30/98              25,000
--------------------------------------------------------------------------------
Bernard Deutsch (A)                   10/30/98              50,000
--------------------------------------------------------------------------------
Jerome Feldmen (A)                    10/30/98              50,000
--------------------------------------------------------------------------------
HES Gift Trust (A)                    10/30/98              150,000
--------------------------------------------------------------------------------
Multi Solutions (A)                   12/01/98              500,000
--------------------------------------------------------------------------------
Juan C. Ruival (A)                    1/20/00               200,000
--------------------------------------------------------------------------------
(A)  For services rendered
(B)  Grant under the Companies Stock Grant Program

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2000  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
1999
----

     Our revenues for the fiscal year ended January 31, 2000 were $623,893 compared to $805,655 in fiscal year 1999, a decrease of $181,762, or 22.6%. We believe that this decrease was due primarily to a decrease in revenues from license and maintenance fees from $798,708 to $622,091.

     Our two principal sources of revenues were license fees and maintenance fees which represented approximately 99.7 or $622,091 of revenues in fiscal 2000 and 99.1% or $798,708 of revenues in fiscal 1999.

     We believe that the decrease in maintenance fees during the fiscal year ended January 31, 2000 was due to the non-renewal of older maintenance contracts by customers.

     Operating expenses totaled $729,377 for the fiscal year ended January 31, 2000 and $788,777 for the fiscal year ended January 31, 1999, a decrease of $59,400, or 7.5%. We believe that the decrease was the result of lower levels of selling and administrative costs and a reduction of software development costs charged to operations.

     Other income increased $64,592 or 47.9% from $134,873 in fiscal 1999 to $199,465 in fiscal 2000. Consulting, rent revenue and administrative fees charged to FreeTrek of approximately $193,000 are included in other income for the current fiscal year ended January 31, 2000. The amount of $134,873 reflected in the comparable period of the prior year is primarily attributable to consulting, rent revenue and administrative fees charged to NetCast in the amount of $78,000.

     As a result of all of the foregoing, our net income in fiscal 2000 of $93,981 decreased compared to our net income in 1999 of $151,751 by $57,770 or 38.1%.

Major Customers
---------------

     In fiscal 2000, IBM accounted for 14% of our total revenues. In fiscal 1999, IBM accounted for 25% of our total revenues. IBM extended its contract with us through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. We have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will decrease and eventually cease. For more details about our contract with IBM, see the discussion in Part I. Item 1. "Description of Business."

Liquidity and Capital Resources
-------------------------------

     At January 31, 2000, we had a working capital deficiency of ($175,162) and we continue to experience cash flow problems.

     We have taken various steps to correct this situation, including:

     o significantly cutting overhead costs through staff reductions -- it let go one of its 10 employees, and curtailment of all outside marketing and advertising costs;
     o    extending it product line to operate within the Internet environment;
     o performing work for its affiliate, FreeTrek, related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products; and
     o    performing contract consulting services for others.

     We intend to remain a technology provider of products and services and search out multiple distribution channels, with increasing emphasis on the use of the Internet for marketing, rather than to try and grow via an expensive direct sales force. This allows the focus to stay on technology, with a low overhead cost for each distribution channel used. However, if we obtain additional funds from operations or otherwise, we plan to expand in-house marketing activities by advertising in trade publications and by conducting targeted mailing. For more details, see "Part I. Item 1. Description of Business - In-House Marketing and Sales."

Working Capital and Current Ratios:
-----------------------------------

     Descriptions                    January 31, 2000           January 31, 1999
     ---------------------------------------------------------------------------

     Working capital (deficiency)       ($175,162)                 ($292,093)

     Current ratios                       0.53:1                     0.36:1

Dividend Policy
---------------

     We have not declared or paid any dividends on our common stock since inception and we do not anticipate that we will be declaring or paying cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we cannot assure that dividends of any kind will ever be paid.

Effect of Inflation
-------------------

     We believe that inflation has not had a material effect on our operations for the periods presented.

CAUTIONARY STATEMENT
--------------------

     This annual report on form 10-KSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results and those of our subsidiaries. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," or similar expressions. In connection with the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our subsidiaries' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our subsidiaries, include our ability to:

     o    continue  to  receive  royalties  from  our  existing   licensing  and
          consulting arrangements,
     o    develop additional marketable software and technology,
     o    compete with larger, better capitalized competitors, and
     o    reverse ongoing liquidity and cash flow problems;

Item 7.   Financial Statements
          --------------------

     The following financial statements are attached to this report and have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 2000

                                      INDEX

                                                                          Page #
                                                                          ------

     Report of Independent Certified Public Accountant                      F1

     Balance Sheets - January 31, 2000 and 1999                             F2

     Statements of Operations for Each of the Two Years in the
     Period Ended  January 31, 2000                                         F4

     Statements of Changes in Stockholders' Deficiency for Each
     of the Two Years in the Period Ended January 31, 2000                  F5

     Statements of Cash Flows for Each of the Two Years in the
     Period Ended January 31, 2000                                          F6

     Notes to Financial Statements                                          F7

Schedules
---------

     All schedules have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosures.
          ----------------------

     There have been no changes in, or disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years.

                                    PART III
                                    --------

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          ----------------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

Name                     Position(s) Held
----                     ----------------

Charles J. Lombardo      Chairman of the Board of Directors, Chief Executive
                         Officer, Chief Financial Officer and Treasurer

Miriam G. Jarney         Executive Vice President, Secretary and Director

Larry Spatz              Director

     Our directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Our officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 57, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. He has been Multi Solution's Chief Executive Officer and Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 59, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1985. She has been Executive Vice President, Secretary and a Director of Multi Solutions since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 57, as been a member of our Board of Directors since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal
Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 1999.

Item 10.  Executive Compensation
          ----------------------

     The following table shows all the cash compensation paid or to be paid by us or our parent, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer and Executive Vice President (collectively, "Principal Officers") for such period in all capacities in which they served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                               ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                ------------------------------------------------    ------------------------------------------------
                                                                            AWARDS                   PAYOUTS
                                                                    ----------------------    ----------------------
NAME &          FISCAL       SALARY      BONUS      OTHER ANNUAL    RESTRICTED     OPTIONS     LTIP      ALL OTHER
PRINCIPLE        YEAR         ($)         ($)       COMPENSATION    STOCK AWARD     SARS      PAYOUTS   COMPENSATION
POSITION                                                ($)             ($)                     ($)         ($)
--------------------------------------------------------------------------------------------------------------------
CHARLES J.       2000        $54,167       $0       (D) $16,700          $0          $0          $0          $0
LOMBARDO CEO     1999        $12,500       $0       (C) $34,550          $0          $0          $0          $0
                 1998    (A) $60,000       $0       (D) $40,393          $0          $0          $0          $0
--------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    2000        $54,167       $0                $0          $0          $0          $0          $0
EXEC. VP         1999        $25,000       $0       (E) $16,000          $0          $0          $0          $0
                 1998    (B) $60,000       $0                $0          $0          $0          $0          $0
--------------------------------------------------------------------------------------------------------------------

(A) Includes accrued and unpaid salary to Charles J. Lombardo of $19,167.
(B) Includes accrued and unpaid salary to Miriam Jarney of $10,000.
(C) Consisting of $19,950 in consulting fees and common stock valued at $14,600.
(D) Consulting fees.
(E) Common stock valued at $16,000.

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

-------------------------------------------------------------------------------------------------------------------------
NAME                          OPTIONS/SARS     PERCENT OF TOTAL OPTIONS/SARS      EXERCISE OR BASE     EXPIRATION DATE
                                 GRANTED       GRANTED TO EMPLOYEES IN FISCAL       PRICE ($/SH)
                                                            YEAR
-------------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                -0-                       -                           -                    -
-------------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                      -0-                       -                           -                    -
-------------------------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

--------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                    SHARES           VALUE        UNDERLYING UNEXERCISED            IN-THE-MONEY
                                  ACQUIRED ON      REALIZED          OPTIONS/SARS AT               OPTIONS/SARS AT
NAME                             EXERCISE (#)         ($)                FY-END (#)                   FY-END ($)
--------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                   -0-             -0-                   -0-                          -0-
--------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                         -0-             -0-                   -0-                          -0-
--------------------------------------------------------------------------------------------------------------------

Directors' Compensation
-----------------------

     Our directors are not compensated for acting in their capacity as directors. Our directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements
---------------------

     On July 14, 1989, we entered into a five-year employment agreement with our Chairman of the Board and Chief Executive Officer, Charles J. Lombardo, which is which is automatically renewed for successive periods unless terminated by us on twelve months notice or by Mr. Lombardo on six months notice. Mr. Lombardo is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer. The agreement contains non-disclosure provisions and a one year restrictive covenant preventing Mr. Lombardo from becoming employed by a similar company in any state or country in which we do business, or engaging in a competitive business for his own account. Mr. Lombardo is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 2% of our after tax profits. Under Mr. Lombardo's contract he may assign any part of his salary to a third party as a consulting fee.

     Mr. Lombardo also is entitled to a salary from Multi Solutions of $25,000 per year, which he has agreed to forego since fiscal 1997.

     On August 1, 1989, we entered into a five-year employment agreement with Miriam Jarney, Executive Vice-President and a Director of both Multi Soft and Multi Solutions, which is automatically renewed for additional periods, unless terminated by us on twelve months notice or Ms. Jarney on six months notice. Ms. Jarney is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 1.5% of our after tax profits. The agreement also contains non-disclosure provisions and a one year restrictive covenant preventing Ms. Jarney from becoming employed by a similar company in any state or country in which we do business, or engaging in any competitive business for her own account.

     During fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 2000 is $747,995 including deferred increases of $586,605.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Security Ownership of Management -- The number and percentage of shares of our common stock owned of record and beneficially by each owner of 5% or more of our common stock, each of our officers and directors and by all of our officers and directors as a group are set forth on the chart below.


------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                         AMOUNT AND NATURE OF     PERCENT OF CLASS
                                                                  BENEFICIAL
                                                                  OWNERSHIP
------------------------------------------------------------------------------------------------------
MULTI SOLUTIONS(1)                                                7,026,722                 51.3%
4262 US ROUTE 1, MONMOUTH JUNCTION, NJ 08852
------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                              7,402,822(1)               54.0%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
------------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                                 7,370,055(1)               53.8%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
------------------------------------------------------------------------------------------------------
LARRY SPATZ                                                    7,026,722(1)(2)              51.3%
DIRECTOR
SUITE 332, 401 EAST ILLINOIS ST., CHICAGO, IL 60611
------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP                  7,746,155(1)               56.5%
(3 PERSONS)
------------------------------------------------------------------------------------------------------

* Except as indicated below in the footnotes, each person has sole voting and dispositive power over the Shares indicated. All numbers have been revised to give retroactively effect to the one-for-three reverse stock split, which occurred on January 31, 1996.

(1) Messrs. Lombardo and Spatz and Ms. Jarney are also officers and/or directors of Multi Solutions. Therefore, together with the other directors of Multi Solutions, they share the voting power of the Multi Soft shares owned by Multi Solutions, and the shares owned by Multi Solutions have been deemed to be owned by our officers and directors. The shares listed as owned by Charles J. Lombardo, Miriam Jarney and Larry Spatz include the 7,026,722 shares owned by Multi Solutions.

(2) Excludes shares owned beneficially by a family trust of which Mr. Spatz' wife is one of the beneficiaries. Mr. Spatz has confirmed to us that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     As of January 31, 1999, we had a demand loan with a commercial bank. Borrowings are collateralized by our accounts receivable and bear interest at the bank's prime rate plus 2% (9% at January 31, 1999). The loan agreement provides for monthly payments of $1,500 of principal and interest and the personal guarantee of our Chairman. As of March 31, 1999, the loan was paid off and we are no longer indebted to this bank. During 2000 and 1999, the maximum amount of borrowings outstanding were $0 and $16,338, respectively.

     Although there is no written agreement between Multi Solutions and us granting Multi Solutions preemptive rights with regard to Multi Solutions' majority ownership of our common stock, in practice, Multi Solutions has and plans to continue to acquire sufficient shares of our common stock to assure its continued majority ownership.

     We sublease our office space from C&S Consulting, Inc., a company owned by our Chairman and his wife. For more information, see "Part I. Item 2. Description of Properties").

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ---------------------------------------

Exhibits
--------

   3.a    Certificate of Incorporation and Certificate of Correction (1)
   3.b    By-Laws (1)
  10.a    Employment Agreement with Charles J. Lombardo (4)**
  10.b    Employment Agreement with Miriam G. Jarney (4)**
  10.c    Facility sublease (5)
  10.d    IBM Agreement executed October 1993*(5)
  10.e    IBM Agreement executed August 1994*(5)
  10.f    IBM Amendment executed May 15, 1995  (5)
  10.g Multi Solutions' Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan ** (2)
  10.h Amendments to Multi Solutions' Non-Qualified Stock Option and Stock Grant Program** (3)
  27.     Financial Data Schedules (electronic form only)

------------------------------
* Certain information contained in these exhibits has been omitted and filed separately with the Commission.

** Management contracts or compensatory plan or arrangement required to be filed as an exhibit.

(1) Previously filed as an Exhibit to our Registration Statement on Form S-1, SEC File No. 33-3133, filed with the Commission on February 4, 1986, and incorporated herein by reference.

(2) Previously filed as an Exhibit to Multi Solutions' Form 10-K for the fiscal year ended January 31, 1984 as filed with the Commission on or about May 15, 1984, and incorporated herein by reference.

(3) Previously filed as part of the Multi Solutions' proxy materials for the Annual Meeting of Stockholders held on July 9, 1985, as filed with the Commission on or about May 24, 1985, and incorporated herein by reference.

(4) Previously filed as an Exhibit to our Form 10-K for the fiscal year ended January 31, 1990 as filed with the Commission on or about April 29, 1990, under SEC File No. 33-3133-NY, and incorporated herein by reference.

(5) Previously filed as an Exhibit to our Registration Statement on Form SB-2, SEC File No. 33-87460, filed with the Commission on March 15, 1995, and incorporated herein by reference.

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MULTI SOFT, INC.


Dated:  May 12, 2000                        By: /S/ Charles J. Lombardo
                                                --------------------------
                                                Charles J. Lombardo,
                                                Chief Executive Officer,
                                                Chief Financial Officer
                                                and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURES                     TITLE                                DATE

/S/ Charles J. Lombardo        Chairman of the Board of             May 12, 2000
---------------------------    Directors, Chief Executive Officer,
Charles J. Lombardo            Financial Officer, and Treasurer


/S/ Miriam Jarney              Executive Vice President,            May 12, 2000
---------------------------    Secretary, and Director
Miriam Jarney


/S/ Larry Spatz                Director                             May 12, 2000
---------------------------
Larry Spatz

                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 Not Applicable.

                               STEWART W. ROBINSON
                           CERTIFIED PUBLIC ACCOUNTANT
                         70-09 AUSTIN STREET, SUITE 206
                             FOREST HILLS, NY 11375
                                TEL: 718 793-0500
                                FAX: 718 793-7529

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
MULTI SOFT, INC.

I have audited the accompanying balance sheets of MULTI SOFT, INC. (a New Jersey corporation and 51.3% owned subsidiary of Multi Solutions, Inc.) as of January 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOFT, INC. as of January 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


STEWART W. ROBINSON

New York, New York
May 9, 2000

                                    - F1 -

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2000 and 1999

                                                                   2000            1999
                                                               ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                                      $     13,205    $     18,134
     Accounts Receivable (net of allowance
       of $37,486 and $43,783 for 2000 and 1999 respectively)       139,610         130,656
     Prepaid expenses and other current assets                       44,991          13,385
                                                               ------------    ------------
          Total current assets                                      197,806         162,175

FURNITURE AND EQUIPMENT
     Research and Development Equipment                               8,868           8,868
     Office furniture and other equipment                            13,824          13,824
                                                               ------------    ------------
                                                                     22,692          22,692
     Less: Accumulated Depreciation                                 (15,439)        (12,250)
                                                               ------------    ------------
                                                                      7,253          10,442

OTHER ASSETS
     Capitalized software development costs                       1,371,387       1,460,178
     Less accumulated amortization                                 (712,776)       (809,915)
                                                               ------------    ------------
                                                                    658,611         650,263

     Due from Solutions                                             448,039         448,039
     Due from NetCast                                               234,592         234,592
                                                               ------------    ------------

                                                               $  1,546,301    $  1,505,511
                                                               ============    ============

See notes to financial statements

                                      -F2-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS'                                      2000           1999
                                                               ------------   ------------
DEFICIENCY
CURRENT LIABILITIES
     Loan payable to bank                                      $         --    $        796
     Note Payable                                                        --           6,565
     Accrued payroll                                                 14,783              --
     Payroll and other taxes payable                                 19,048          19,480
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                               50,215          86,722
     Accrued officer compensation                                   161,390         153,057
     Deferred Revenues                                              127,532         187,648
                                                               ------------    ------------
          Total current liabilities                                 372,968         454,268

DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS                     586,605         586,605

COMMITMENTS AND CONTINGENCIES -- Note F

STOCKHOLDERS' DEFICIENCY
   Common stock, authorized 30,000,000 shares
     $.001 par value, issued and outstanding
   13,709,477 (2000) and 13,509,477 (1999)                           13,709          13,509
     Additional paid-in capital, net of deferred
     compensation $25,257 (2000) and  $41,366 (1999)              6,013,964       5,986,055
     Accumulated deficit                                         (5,440,945)     (5,534,926)
                                                               ------------    ------------
                                                                    586,728         464,638

                                                               $  1,546,301    $  1,505,511
                                                               ============    ============

See notes to financial statements

                                      -F3-

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Years ended January 31, 2000 and 1999

                                                       2000            1999
                                                   ------------    ------------
REVENUES
      License fees                                 $    177,099    $    273,760
      Maintenance fees                                  444,992         524,948
      Consulting and Other fees                           1,802           6,947
                                                   ------------    ------------
            Total revenues                              623,893         805,655


EXPENSES
      Software development and technical support        228,944         241,383
      Selling and administrative                        500,433         547,394
                                                   ------------    ------------

            Total expenses                              729,377         788,777
                                                   ------------    ------------

            (Loss) Income from operations              (105,484)         16,878

OTHER INCOME (EXPENSE)
      Other Revenues                                    198,269         144,391
      Interest                                            1,196          (9,518)
                                                   ------------    ------------
            Total other income                          199,465         134,873

            Net Income                             $     93,981    $    151,751
                                                   ============    ============

            Weighted average shares outstanding      13,542,806      12,068,722
                                                   ============    ============

            Income  per share                           (a)        $       0.01
                                                   ============    ============

            (a)  less than $.01 per share

See notes to financial statements

                                      -F4-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2000 and 1999

                                                                        Total                                        Total
                                               Common Stock            paid in       Deferred      Accumulated    stockholders
                                            Shares       Amount        capital     Compensation      deficit       deficiency
                                            ------       ------        -------     ------------      -------       ----------
Balance at January 31, 1998               11,780,310     $11,780      $5,938,051      ($6,175)     ($5,686,677)     $256,979

Issuance of restricted common stock        1,729,167       1,729          89,370      (53,833)                        37,266

Amortization of deferred compensation                                                  18,643                         18,643

Net  Income                                                                                            151,751       151,751
                                          ----------     -------      ----------     --------      -----------      --------

Balance at January 31, 1999               13,509,477      13,509       6,027,421      (41,365)      (5,534,926)      464,639

Issuance of restricted common stock          200,000         200          11,800      (12,000)

Amortization of deferred compensation                                                  28,108                         28,108

Net Income                                                                                              93,981        93,981
                                          ----------     -------      ----------     --------      -----------      --------

Balance at January 31, 2000               13,709,477     $13,709      $6,039,221     ($25,257)     ($5,440,945)     $586,728
                                          ==========     =======      ==========     =========     ============     ========

See notes to financial statements

                                      -F5-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Years ended January 31, 2000 and 1999

                                                                    2000            1999
                                                                ------------    ------------
Cash flows from operating activities
      Net Income                                                $     93,981    $    151,751
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                  230,362         243,356
      Changes in assets and liabilities
            Due to / from Multi Solutions                                 --         (25,800)
            Due to / from NetCast                                         --         (79,341)
            Accounts receivable                                       (8,954)        (73,631)
            Prepaid expenses and other current assets                (31,606)          7,416
            Accrued payroll                                           14,783         (20,080)
            Note Payable                                              (6,565)         (4,774)
            Payroll and other taxes payable                             (432)        (13,275)
            Accounts payable and accrued expenses                    (36,508)         28,429
            Accrued officer compensation                               8,333              --
            Deferred revenues                                        (60,116)         (4,172)
                                                                ------------    ------------

                  Net cash provided  by operating activities         203,278         209,879

Cash flows from investing activities
      Capital expenditures
      Capitalized software development costs                        (235,520)       (261,205)
                                                                ------------    ------------

                  Net cash used in investing activities             (235,520)       (261,205)

Cash flows from financing activities
      Net repayments under loan and line of credit agreements           (796)        (15,542)
      Amortization of stock grants                                    28,109          18,643
      Issuance of capital stock                                           --          37,266
                                                                ------------    ------------

                  Net cash provided by financing activities           27,313          40,367
                                                                ------------    ------------

                  NET  (DECREASE) IN CASH                             (4,929)        (10,959)

Cash at beginning of year                                             18,134          29,093
                                                                ------------    ------------

Cash at end of year                                             $     13,205    $     18,134
                                                                ============    ============

See notes to financial statements

                                      -F6-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. "Company" was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 2000, the Company was 51.3 % owned by Multi Solutions, Inc. ("Solutions"). The Company is principally involved in the design, production and delivery of computer applications development software for sale to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company earned net income of $93,981 in 2000 and $151,751 in 1999. In addition, at January 31, 2000, the Company's current liabilities exceeded current assets by $175,162 and total assets exceeded total liabilities by $ 586,728.

     The Company continues to market its products and has decreased its operating costs. In addition, the Company has generated revenues through services rendered to Solution's FreeTrek subsidiary and hopes to generate revenues from services to be rendered to FreeTrek and others.

     Solutions has raised $350,000 to date from the sale of its common stock in a private transaction; and the purshaser has an option to acquire an additional $150,000 worth of common stock. Moreover, through December 31, 1999, FreeTrek raised $621,000 from sales of its common stock. Accordingly, the Company anticipates that FreeTrek will have funds available to continue to utilize the Company's services.

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

     Depreciation expense was $3,187 and $3,563 for the years ended January 31, 2000 and 1999 respectively.

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

     The Company is amortizing, over a 60-month period, the capitalized software costs for its Windows-based products. The period is based on sales forecasts for the seven-year agreement with IBM, which began in October 1993. The Company's Windows products are compatible with Windows 95 and further modifications are continually made specifically for 32 bit environments (Windows 95/98 or Windows NT). Unamortized costs relating to Windows products as of January 31, 2000 and 1999 are $658,611 and $650,263 respectively.

                                      -F7-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Amortization expense for 2000 and 1999, for all products, was $228,944 and $241,383 respectively.

     3.   Revenue Recognition
          -------------------

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), the Company's policy is to recognize license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract.

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

NOTE C - LOAN PAYABLE

     1.   Demand Loan - Bank
          ------------------

     The Company had a demand loan payable to a commercial bank with a balance of $796 at January 31, 1999 respectively). As of March 31, 1999, the paid off this note in full.

     During 2000 and 1999, the maximum amount of borrowings outstanding was $796 and $16,338 respectively, the average borrowings were $200 and $8,567, respectively, and the weighted average interest rates were 10.1%.

                                      -F8-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE C - LOAN PAYABLE - Continued

     2.   Note Payable
          ------------

     In June 1996, $18,700 due to a vendor was converted to a note payable at the rate of $597 per month for 36 months with interest at 9%. This note was satisfied during the fiscal year 2000.

NOTE D - INCOME TAXES

     As a result of losses incurred in recent years, the Company has net operating loss carry forwards available to offset future federal taxable income of approximately $4.4 million. These losses expire at various dates through 2011. Therefore, there is no provision for income taxes.

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

NOTE E - STOCKHOLDERS' EQUITY

     1.   Stock Transactions
          ------------------

     The expiration date of the Company's 714,012 outstanding warrants has been extended to June 1, 2000.

     In January 1996, the Company issued 1,500,000 shares of common stock to Solutions. The transaction was valued at $.22 per share ($330,000) for which Solutions was to issue a note.

     In connection with this transaction, the company paid for the acquisition of 1,000,000 shares each of Solutions common stock (valued at $0.08 per share) by the chairman and vice president by allowing the indebtedness of Multi Solutions to the company to be reduced by $160,000 which thereby reduced the debt of the company to the two officers by the same amount.

     After completion of this series of transactions, the net debt due from Solutions in connection with the common stock sale was reduced to $170,000.

     In December 1998, the Company issued 500,000 shares of common stock to Solutions. The transaction was valued at $.05 per share ($25,000). The effect of this transaction was to reduce indebtedness owed to Solutions, from approximately $33,000 to $7,000.

     2.   Option and Stock Grant Program
          ------------------------------

     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. At January 31, 2000, an aggregate of 1,000,000 shares have been issued pursuant to the Plan.

                                      -F9-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


     As of January 31, 2000, employees were not fully vested in 334,666 of the aforementioned stock grants. Amortization of deferred compensation for the stock grants to employees was $28,108 and $18,643 for the years ended January 31, 2000 and 1999, respectively.

     3.   Shares Issued to Officers
          -------------------------

     In March 1998,  the Company issued 75,000 shares of common stock to Charles
     J. Lombardo and 100,000 shares to Miriam Jarney for services rendered.

     In October 1998 the Comany issued 200,000 shares of common stock each to Charles J. Lombardo and Miriam Jarney for services rendered.

NOTE F - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     The Company is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease is on a quarter-by-quarter term with a base rent of $5,200 per month, during fiscal year 2000 the rental amount was increased to $5,600 per month. Rental expense under the lease aggregated approximately $62,400 and $63,200 for the years ended January 31, 2000 and 1999 respectively.

     In November 1997 the Company entered into a 60 month operating lease for a laser copier with monthly payments of $365 plus tax and copy charges through October 2003.

     Year Ending January 31            Laser           Color           Total
                                       Copier          Copier
     ----------------------           --------        --------        --------

              2001                       4,380           6,000          10,380
              2002                       4,380           3,000           7,380
              2003                       3,285               -           3,285
                                      --------        --------        --------
                                      $ 12,045        $  9,000        $ 21,045

     2.   Employment Agreements
          ---------------------

     The Company has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers relinquished a portion of the salaries due under their employment contracts for the years ended January 31, 2000 and 1999.

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of the Company. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

     3.   Payroll Taxes
          -------------

     Certain state and federal taxes, interest, and penalties in aggregating approximately $13,000 were unpaid at January 31, 2000.

     4.   Litigation
          ----------

     The Company and its parent, Multi Solutions, Inc. have been from time to time parties to legal actions arising in the course of their business. The disposition of these actions have not had a material effect on the financial position or results of operations of the Company taken as a whole.

                                     -F10-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2000 and 1999


NOTE G - MAJOR CUSTOMER

     In fiscal 2000, one customer accounted for 14% of total revenue. In fiscal 1999, one customer accounted for 25% of total revenue.

NOTE H - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 2000 and 1999 are as follows:

                                                      2000          1999
                                                      ----          ----

          Cash paid during the year for Interest       $0          $9,518


NOTE I - SOFTWARE LICENSING AGREEMENTS

     1.   Software Licensing Agreements

     In 1995, the Company entered into a contract with IBM's Network Software Division that provided the Company prepaid royalties of $600,000 in quarterly installments over a two-year period. As a result, IBM received a non-exclusive and non-transferable license to market certain Multi Soft products. In October 1996, the agreement was amended to provide $15,000 in monthly payments to the company through October 1998. As of January 31, 1999, the contract with IBM was extended for one year and IBM paid monthly maintenance of $7,000. This contract was not renewed.

NOTE J - RELATED PARTY TRANSACTIONS

     The Company, from time to time, pays incidental expenses of Multi Solutions and allocates its share of certain expenses. These items are charged to intercompany receivable and no payments have been received during the current fiscal year. The balance due from Multi Solutions was $448,039 at January 31, 2000 and 1999.

     The Company provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. The balance due from NetCast, Inc., for such services was $234,592 as of January 31, 2000 and 1999. NetCast has discontinued operations. Although payment of this debt is not expected from Net Cast, Multi Solutions has guaranteed this debt to the Company.

     The Company provides office space, consulting and administrative services to its affiliate, FreeTrek.Com, Inc. a Subsidiary of Solutions. During the year ended January 31, 2000, the Company received payments from FreeTrek of $193,000, which is included in Other Income on the Statement of Operations.