Form 10QSB
period 2000-04-30
MULTI SOFT INC
filed 2000-06-19
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

Commission File Number: 0-15976
                        -------

                                MULTI SOFT, INC.
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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 2000
-----------------------                            -----------------------------
Common Stock, par value                                      13,709,477
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the three months ended April 30, 2000.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2000.

The results reflected for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2000 and January 31, 2000
              (Unaudited)

                                                     April 30,      January 31,
                                                       2000            2000
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $    (5,914)    $    13,205
     Accounts Receivable (net of allowance
      of $37,486 and $37,486 respectively)              101,993         139,610
     Prepaid expenses and other current assets           45,293          44,991
                                                    -----------     -----------
                                                        141,372         197,806
FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,868
     Office furniture and other equipment                13,824          13,824
                                                    -----------     -----------
                                                         22,693          22,692
     Less: Accumulated Depreciation                     (16,219)        (15,439)
                                                    -----------     -----------
                                                          6,474           7,253
OTHER ASSETS
     Capitalized software development costs           1,391,023       1,371,387
     Less accumulated amortization                     (759,283)       (712,776)
                                                    -----------     -----------
                                                        631,740         658,611

     Due from Multi Solutions, Inc                      429,661         448,039
     Due from NetCast, Inc.                             234,592         234,592
                                                    -----------     -----------

                                                    $ 1,443,839     $ 1,546,301
                                                    ===========     ===========

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2000 and January 31, 2000
              (Unaudited)

                                                         April 30,      January 31,
LIABILITIES AND STOCKHOLDERS'                              2000            2000
                                                        -----------     -----------
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $    14,783     $    14,783
     Payroll and other taxes payable                         17,806          19,048
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                       21,790          50,215
     Accrued officer compensation                           161,390         161,390
     Deferred Revenues                                       65,558         127,532
                                                        -----------     -----------
                                                            281,327         372,968

     Deferred compensation due officer /shareholders        586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477respectively                                 13,709          13,709
     Additional paid-in capital, net of deferred
     compensation $18,903 and $25,257 respectively        6,020,318       6,013,964
     Accumulated deficit                                 (5,458,120)     (5,440,945)
                                                        -----------     -----------
                                                            575,907         586,728

                                                        $ 1,443,839     $ 1,546,301
                                                        ===========     ===========

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
April 30, 2000 and April 30, 1999
              (Unaudited)

                                                          Three Months Ended
                                                               April 30,
                                                         2000             1999
                                                     ------------     ------------
REVENUES
      License fees                                   $     12,485     $     59,724
      Maintenance fees                                     65,820          113,537
      Consulting and Other fees                             6,699           15,518
                                                     ------------     ------------
              Total revenues                               85,004          188,779

EXPENSES
      Software development and technical support           88,628           57,192
      Selling and administrative                          153,051          162,555
                                                     ------------     ------------

              Total expenses                              241,679          219,747
                                                     ------------     ------------

              Income  (Loss)  from operations            (156,675)         (30,968)

OTHER INCOME (EXPENSE)
      Other Revenues                                      139,500               --
      Interest Expense                                         --
                                                     ------------     ------------
              Total other income                          139,500               --


              Net (Loss)                             $    (17,175)    $    (30,968)
                                                     ============     ============

              Weighted average shares outstanding      13,709,477       13,509,473
                                                     ============     ============

              Income (Loss)  per share                    (a)              (a)
                                                     ============     ============

              (a) less than $.01 per share

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
April 30, 2000 and April 30, 1999
              (Unaudited)

                                                                           April 30,
                                                                      2000           1999
                                                                   ----------     ----------
Cash flows from operating activities
      Net (loss)                                                   $  (17,175)    $  (30,968)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                    47,286         57,595
      Changes in assets and liabilities
              Due to / from Multi Solutions                            18,378             --
              Due to / from NetCast                                        --             --
              Accounts receivable                                      37,617          7,611
              Prepaid expenses and other current assets                  (302)         3,709
              Accrued payroll                                              --         19,265
              Payroll and other taxes payable                          (1,242)         8,616
              Accounts payable and accrued expenses                   (28,425)       (14,987)
              Accrued officer compensation                                 --         33,333
              Deferred revenues                                       (61,974)       (27,321)
                                                                   ----------     ----------

                     Net cash provided  by operating activities        (5,837)        56,853

Cash flows from investing activities
      Capitalized software development costs                          (19,636)       (60,928)
                                                                   ----------     ----------

                     Net cash used in investing activities            (19,636)       (60,928)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements               --           (796)
      Amortization of Stock Grants                                      6,354          6,729
                                                                   ----------     ----------

                     Net cash provided  by financing activities         6,354          5,933
                                                                   ----------     ----------

                     NET INCREASE (DECREASE) IN CASH                  (19,119)         1,858

Cash at beginning of year                                              13,205         18,133
                                                                   ----------     ----------

Cash at end of period                                              $   (5,914)    $   19,991
                                                                   ==========     ==========

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
April 30, 2000
(Unaudited)

OTHER REVENUES

Represents amounts for consulting, rent and administrative fees charged to FreeTrek.Com, Inc., an affiliate, during the three months ended April 30, 2000.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

CAUTIONARY STATEMENT
--------------------

     This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause our or our affiliates' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our affiliates, include our ability to:

     o    continue  to  receive  royalties  from  our  existing   licensing  and
          consulting arrangements,
     o    develop additional marketable software and technology,
     o    compete with larger, better capitalized competitors and
     o    reverse ongoing liquidity and cash flow problems.

Results of Operations
---------------------

Three months ended April 30, 2000 compared to Three months ended April 30, 1999
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2000, the first quarter of our fiscal year ending January 31, 2001, of $85,004 compared to revenues of $188,779 during the first quarter of fiscal 2000. We believe that this decrease of $103,775, or approximately 55%, was due primarily to a decrease in revenues from license and maintenance fees. License fee revenues decreased $47,239, or approximately 79.1%, and maintenance fees decreased $47,717, or approximately 42.0%.

Our two traditional principal sources of revenues were license fees and maintenance fees which represented approximately 92.1% or $78,305 of revenues for the three months ended April 30, 2000 and 91.8% or $173,261 of revenues for the three months ended April 30, 1999.

We believe that the decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers.

Although our traditional sources of revenues decreased significantly during the first quarter of fiscal 2001, we generated other income of $139,500 from fees charged to our affiliate, FreeTrek.com, Inc. These fees consisted of:

     o    consulting fees of       $116,000,
     o    rent of                  $7,500 and
     o    administrative fees of   $16,000.

See the discussion below under "Major Customers."

Our operating expenses were $241,679 for the three months ended April 30, 2000 compared to $219,747 for the comparable three month period of fiscal 2000, an increase of $21,932 or approximately 10%. We believe that the increase was a result of higher levels of software development costs, offset in part by lower levels of selling and administrative costs charged to operations.

As a result of all of the foregoing, we incurred a net loss for the first quarter of fiscal 2001year of $17,175 compared to a net loss of $30,968 for the first quarter of fiscal 2000, a decrease of $13,793 or approximately 44.5%.

Major Customers
---------------

In the first quarter of fiscal 2000, IBM accounted for 11% of total revenues. In the first quarter of fiscal 2001, IBM did not account for any revenues. IBM extended its contract with us through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. We have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will decrease and eventually cease.

Liquidity and Capital Resources
-------------------------------

At April 30, 2000, we had a negative working capital position of ($139,955) compared to a negative working capital position of ($175,162) on January 31, 2000. We continue to experience significant cash flow problems.

     We have taken various step to correct this situation, including:

     o    significantly cutting overhead costs thru staff reduction;
     o    extending our product line to operate within the internet environment;
     o performing work for our affiliate, FreeTrek, related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products: and
     o    performing contract consulting services for others.

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

Working Capital and Current Ratios:
-----------------------------------

          Descriptions             April 30, 2000         January 31, 2000
          ----------------------------------------------------------------

          Working capital
          (deficiency)               ($139,955)               ($175,162)

          Current ratios               0.50:1                  0.53:1

Dividend Policy
---------------

We have not declared or paid any dividends on our common stock since inception and we do not anticipate that we will declare or pay cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, we cannot assure that dividends of any kind will ever be paid.

Effect of Inflation
-------------------

We believe that inflation has not had a material effect on our operations for the periods presented.

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Our common stock purchase warrants expired on June 1, 2000.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MULTI SOFT, INC.

Dated: June 16, 2000
                              By: /s/ Charles J. Lombardo
                                  ---------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer