Form 10QSB
period 2000-07-31
MULTI SOFT INC
filed 2000-09-13
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2000

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

                              Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class                                       Outstanding at July 31, 2000
-----------------------                             ----------------------------
Common Stock, par value                                       13,709,477
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]   No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the six and three months ended July 31, 2000.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2000.

The results reflected for the six and three months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
July 31, 2000 and January 31, 2000
              (Unaudited)


                                                      July 31,      January 31,
                                                        2000           2000
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
     Cash                                           $    16,597     $    13,205
     Accounts Receivable (net of allowance
     of $37,486 and $37,486 respectively)                54,435         139,610
     Prepaid expenses and other current assets           37,289          44,991
                                                    -----------     -----------
                                                        108,321         197,806

FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,869           8,868
     Office furniture and other equipment                19,946          13,824
                                                    -----------     -----------
                                                         28,815          22,692
     Less: Accumulated Depreciation                     (17,191)        (15,439)
                                                    -----------     -----------
                                                         11,624           7,253

OTHER ASSETS
     Capitalized software development costs           1,419,782       1,371,387
     Less accumulated amortization                     (803,627)       (712,776)
                                                    -----------     -----------
                                                        616,155         658,611

     Due from Multi Solutions, Inc                      404,623         448,039
     Due from Freetrek, Inc.                             21,158
     Due from NetCast, Inc.                             234,592         234,592
                                                    -----------     -----------

                                                    $ 1,396,473     $ 1,546,301
                                                    ===========     ===========

MULTI SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
July 31, 2000 and January 31, 2000
              (Unaudited)

                                                      July 31,      January 31,
                                                        2000           2000
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                $    14,783     $    14,783
     Payroll and other taxes payable                     18,183          19,048
     Accounts Payable, Accrued expenses and
       other Current Liabilities                         18,695          50,215
     Accrued officer compensation                       152,216         161,390
     Deferred Revenues                                   80,373         127,532
                                                    -----------     -----------
                                                        284,250         372,968

     Deferred compensation due officer /shareholders    586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
     $.001 par value, issued and outstanding
     13,709,477respectively                              13,709          13,709
     Additional paid-in capital, net of deferred
     compensation $10,906 and $25,257 respectively    6,028,315       6,013,964
     Accumulated deficit                             (5,516,406)     (5,440,945)
                                                    -----------     -----------
                                                        525,618         586,728

                                                    $ 1,396,473     $ 1,546,301
                                                    ===========     ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Six and Three months ended July 31,2000 and 1999
              (Unaudited)

                                                         Six Months Ended         Three Months Ended
                                                             July 31,                  July 31,
                                                        2000         1999         2000         1999
                                                     ----------   ----------   ----------   ----------
REVENUES
     License fees                                    $   14,482   $   76,099   $    1,997   $   16,375
     Maintenance fees                                   117,554      231,609       51,734      118,072
     Consulting and Other fees                          257,269      110,896      111,070       95,378
                                                     ----------   ----------   ----------   ----------

          Total revenues                                389,305      418,604      164,801      229,825

EXPENSES

     Software development and technical support         214,857      114,385      126,229       57,193
     Selling and administrative                         251,459      299,067       98,408      136,512
                                                     ----------   ----------   ----------   ----------

          Total expenses                                466,316      413,452      224,637      193,705
                                                     ----------   ----------   ----------   ----------

          Net (loss)                                 ($  77,011)  $    5,152   ($  59,836)  $   36,120
                                                     ==========   ==========   ==========   ==========

          Weighted average shares outstanding        13,709,477   13,509,473   13,709,477   13,509,473
                                                     ==========   ==========   ==========   ==========

          Income (Loss) per share                        (a)          (a)          (a)          (a)
                                                     ==========   ==========   ==========   ==========

          (a) less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Six Months ended July 31, 2000 and July 31, 1999
              (Unaudited)
                                                                       July 31,
                                                                  2000          1999
                                                               ----------    ----------
Cash flows from operating activities
     Net (loss)                                                $  (77,011)   $    5,152
     Adjustments to reconcile net income  to net cash
       provided by operating activities
     Depreciation and amortization                                 92,603       115,127
     Changes in assets and liabilities
          Due to / from Multi Solutions                            43,416         4,745
          Due to / from Freetrek                                  (21,158)         --
          Accounts receivable                                      85,175       (76,179)
          Prepaid expenses and other current assets                 7,702         3,710
          Accrued payroll                                            --          23,284
          Payroll and other taxes payable                            (865)         (695)
          Accounts payable and accrued expenses                   (29,969)      (30,604)
          Accrued officer compensation                             (9,174)       38,333
          Deferred revenues                                       (47,159)        8,187
                                                               ----------    ----------

              Net cash provided  by operating activities           43,560        91,060

Cash flows from investing activities
     Capital expenditures                                          (6,123)
     Capitalized software development costs                       (48,395)     (121,856)
                                                               ----------    ----------

          Net cash used in investing activities                   (54,518)     (121,856)

Cash flows from financing activities
     Net repayments under loan and line of credit ageements          --            (796)
     Amortization of Stock Grants                                  14,350        13,458
                                                               ----------    ----------

          Net cash provided  by financing activities               14,350        12,662
                                                               ----------    ----------

          NET INCREASE (DECREASE) IN CASH                           3,392       (18,134)

Cash at beginning of year                                          13,205        18,134
                                                               ----------    ----------

Cash at end of period                                          $   16,597    $     --
                                                               ==========    ==========

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
July 31, 2000
(Unaudited)

RECLASSIFICATION OF OTHER INCOME TO REVENUE FROM CONSULTING AND OTHER FEES

Consulting, rent and administrative fees charged to FreeTrek.Com, Inc., an affiliate, were reflected on prior financial statements as "Other Income" in the category "Other Income (Expense)" on the Statement of Operations. During the six and three months ended July 31, 2000, these fees have been included in "Consulting and Other Fees" in the "Revenues" category on the Statements of Operations. For purposes of comparison, the Statements of Operations for the six and three months ended July 31, 1999 have been restated accordingly.

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

Results of Operations
---------------------

Six months  ended July 31, 2000  compared to Six months  ended July 31, 1999 and
--------------------------------------------------------------------------------
Three months ended July 31, 2000 compared to Three months ended July 31, 1999
-----------------------------------------------------------------------------

We generated revenues during the six months ended July 31, 2000, the first six months of our fiscal year ending January 31, 2001, of $389,305 compared to revenues of $418,604 during the first six months of fiscal 2000. We believe that the decrease of $29,299, or approximately 7.0%, was due primarily to a decrease in our license and maintenance fees offset in part by increases in consulting fees, primarily to our affiliate Freetrek.Com. License fee revenue decreased $61,617, or approximately 81.0%, and maintenance fees decreased $114,055, or approximately 49.2%. Consulting and other fees, primarily to our affiliate Freetrek. Com increased $146,373, or approximately 132%.

We generated revenues during the three months ended July 31, 2000, of $164,801 compared to revenues of $229,825 during the second quarter of fiscal 2000. We believe that the overall decrease in revenues of $65,024, or approximately 28.3%, was due primarily to a decrease in revenues from license and maintenance fees, offset in part by an increase in consulting and other fees, primarily to our affiliate Freetrek.Com. License fee revenues decreased $14,378, or approximately 87.8%, maintenance fees decreased $66,338, or approximately 56.2%, consulting and other fees increased $15,692 or approximately 16.5%.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek.Com in the amount of $247,757 and $108,257 in revenues for the six and three months ended July 31, 2000 respectively. Previously this income was reported as Other Income in the Income Statement. We have restated our Statement of Operations for the six and three months ended July 31, 1999 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek. Com in the amount of $60,592 is included in revenues for the six and three months ended July 31, 1999.

Our principal sources of revenues were maintenance fees and consulting fees which represented approximately 96.3% or $374,823 of revenues for the six months ended July 31, 2000 and approximately 81.8% or $342,505 of revenues for the six months ended July 31, 1999. Maintenance fees and consulting fees represented approximately 98.8% or $162,804 of revenues for the three months ended July 31, 2000 and approximately 92.9% or $213,450 for the three months ended July 31, 1999.

We believe that the decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the increase in consulting and other fees was due to charges for consulting and administrative fees to our affiliate Freetrek.Com.

See the discussion below under "Major Customers."

Our operating expenses were $466,316 for the six months ended July 31, 2000 compared to $413,452 for the comparable six month period of fiscal 2000, an increase of $52,864 or approximately 12.8%. Our operating expenses for the three months ended July 31, 2000 were $224,637 compared to $193,705 for the comparable three months ended July 31, 1999, an increase of $30,932 or approximately 16.0%. We believe that the increase was a result of higher levels of software development costs offset in part by a reduction in selling and administrative costs charged to operations for the six month and three month period ending July 31, 2000 compared to the period ending July 31, 1999.

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2001 of $77,011 compared to net income of $5,152 for the first six months of fiscal 2000, an decrease of $82,163. We incurred a net loss of $59,836 for three months ended July 31, 2000 compared to net income of $36,120 for the three months ended July 31, 1999, a decrease of $95,956.

Major Customers
---------------

In the first six months of fiscal 2000, IBM accounted for 17% of total revenues. In the first six months of fiscal 2001, IBM did not account for any revenues. IBM extended its contract with us through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. We have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi

Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will decrease and eventually cease.

Liquidity and Capital Resources
-------------------------------

At July 31, 2000, we had a negative working capital position of ($175,929) compared to a negative working capital position of ($175,162) on January 31, 2000. We continue to experience significant cash flow problems.

     We have taken various step to correct this situation, including:

     o    significantly cutting overhead costs through staff reduction;
     o    extending our product line to operate within the internet environment;
     o performing work for our affiliate, FreeTrek, related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products: and
     o    performing contract consulting services for others.

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

Working Capital and Current Ratios:
-----------------------------------

        Descriptions               July 31, 2000               January 31, 2000
        -----------------------------------------------------------------------
        Working capital
        (deficiency)                 ($175,929)                   ($175,162)
        Current ratios                 0.38:1                       0.53:1

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

                              MULTI SOFT, INC.


Dated: September 11, 2000     By:  /s/ Charles J. Lombardo
                                   -------------------------------
                                   Charles J. Lombardo, Chief Executive Officer,
                                   Chief Financial Officer and Treasurer