Form 10QSB
period 2000-10-31
MULTI SOFT INC
filed 2000-12-13
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

Commission File Number:     0-15976
                       -----------------

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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 2000
-----------------------                          -------------------------------
Common Stock, par value                                       13,709,477
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]   No [X]

PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the nine and three months ended October 31, 2000.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2000.

The results reflected for the nine and three months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October 31, 2000 and  January 31, 2000
           (Unaudited)

                                                   October 31,      January 31,
                                                      2000             2000
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                         $      5,967     $     13,205
     Accounts Receivable (net of allowance
        of $37,486 and $37,486 respectively             59,470          139,610
     Prepaid expenses and other current assets          22,338           44,991
                                                  ------------     ------------
                                                        87,775          197,806

FURNITURE AND EQUIPMENT
     Research and Development Equipment                  8,869            8,868
     Office furniture and other equipment               22,867           13,824
                                                  ------------     ------------
                                                        31,736           22,692
     Less: Accumulated Depreciation                    (18,423)         (15,439)
                                                  ------------     ------------
                                                        13,313            7,253

OTHER ASSETS
     Capitalized software development costs          1,458,403        1,371,387
     Less accumulated amortization                    (847,971)        (712,776)
                                                  ------------     ------------
                                                       610,432          658,611

     Due from Multi Solutions, Inc                     365,255          448,039
     Due from Freetrek, Inc.                             1,446
     Due from NetCast, Inc.                            234,592          234,592
                                                  ------------     ------------

                                                  $  1,312,813     $  1,546,301
                                                  ============     ============

MULTI SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October 31, 2000 and January 31, 2000
           (Unaudited)

                                                          October 31,      January 31,
                                                             2000             2000
                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                     $     14,783     $     14,783
     Payroll and other taxes payable                           17,623           19,048
     Accounts Payable, Accrued expenses and
        other Current Liabilities                              32,372           50,215
     Accrued officer compensation                             143,042          161,390
     Deferred Revenues                                         64,800          127,532
                                                         ------------     ------------
                                                              272,620          372,968

     Deferred compensation due officer /shareholders          586,605          586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
        $.001 par value, issued and outstanding
        13,709,477respectively                                 13,709           13,709
     Additional paid-in capital, net of deferred
        compensation $18,750 and $25,257 respectively       6,036,158        6,013,964
     Accumulated deficit                                   (5,596,279)      (5,440,945)
                                                         ------------     ------------
                                                              453,588          586,728

                                                         $  1,312,813     $  1,546,301
                                                         ============     ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Nine and Three months ended October 31, 2000 and 1999
           (Unaudited)

                                                          Nine Months Ended               Three Months Ended
                                                              October 31,                     October 31,
                                                        2000             1999            2000             1999
                                                    ------------     ------------    ------------     ------------
REVENUES
      License fees                                  $     34,337     $     94,284    $     19,855     $     18,185
      Maintenance fees                                   120,101          357,901           2,547          126,292
      Consulting and Other fees                          384,213          191,353         126,944           80,457
                                                    ------------     ------------    ------------     ------------

           Total revenues                                538,651          643,538         149,346          224,934

EXPENSES
      Software development and technical support         315,712          171,178         100,855           56,793
      Selling and administrative                         379,824          446,395         128,365          147,328
                                                    ------------     ------------    ------------     ------------

           Total expenses                                695,536          617,573         229,220          204,121
                                                    ------------     ------------    ------------     ------------

           Net income (loss)                        ($   156,885)    $     25,965    ($    79,874)    $     20,813
                                                    ============     ============    ============     ============

           Weighted average shares outstanding        13,709,477       13,509,473      13,709,477       13,509,473
                                                    ============     ============    ============     ============

           Income (Loss)  per share                      (a)              (a)             (a)              (a)
                                                    ============     ============    ============     ============

      (a)  less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Nine Months ended October 31, 2000 and October 31, 1999
           (Unaudited)

                                                                         October 31,
                                                                    2000             1999
                                                                ------------     ------------
Cash flows from operating activities
      Net income (loss)                                         ($   156,885)    $     25,965
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                  138,179          172,656
      Changes in assets and liabilities
           Due to / from Multi Solutions                              82,784               --
           Due to / from Freetrek                                     (1,446)              --
           Accounts receivable                                        80,140          (88,052)
           Prepaid expenses and other current assets                  22,653            3,710
           Accrued payroll                                                --           18,359
           Payroll and other taxes payable                            (1,425)          (7,188)
           Accounts payable and accrued expenses                     (16,292)         (29,152)
           Accrued officer compensation                              (18,348)          88,333
           Deferred revenues                                         (62,732)         (18,795)
                                                                ------------     ------------

                  Net cash provided  by operating activities          66,628          165,836

Cash flows from investing activities
      Capital expenditures                                            (9,044)
      Capitalized software development costs                         (87,016)        (182,784)
                                                                ------------     ------------

                  Net cash used in investing activities              (96,060)        (182,784)

Cash flows from financing activities
      Net repayments under loan and line of credit ageements              --             (796)
      Amortization of Stock Grants                                    22,194           20,187
                                                                ------------     ------------

                  Net cash provided  by financing activities          22,194           19,391
                                                                ------------     ------------

                  NET INCREASE (DECREASE) IN CASH                     (7,238)           2,443

Cash at beginning of year                                             13,205           18,134
                                                                ------------     ------------

Cash at end of period                                           $      5,967     $     20,577
                                                                ============     ============

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
October 31, 2000
(Unaudited)

RECLASSIFICATION OF OTHER INCOME TO REVENUE FROM CONSULTING AND OTHER FEES

Consulting, rent and administrative fees charged to FreeTrek.Com, Inc., an affiliate, were reflected on prior financial statements as "Other Income" in the category "Other Income (Expense)" on the Statement of Operations. During the nine and three months ended October 31, 2000, these fees have been included in "Consulting and Other Fees" in the "Revenues" category on the Statements of Operations. For purposes of comparison, the Statements of Operations for the nine and three months ended October 31, 1999 have been restated accordingly.

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

Results of Operations
---------------------

Nine months ended  October 31, 2000  compared to Nine months  ended  October 31,
--------------------------------------------------------------------------------
1999 and Three  months  ended  October 31, 2000  compared to Three  months ended
--------------------------------------------------------------------------------
October 31, 1999
----------------

We generated revenues during the nine months ended October 31, 2000, the first nine months of our fiscal year ending January 31, 2001, of $538,651 compared to revenues of $643,538 during the first nine months of fiscal 2000. We believe that the decrease of $104,887, or approximately 16.3%, was due primarily to a decrease in our license and maintenance fees offset in part by increases in consulting fees, primarily to our affiliate, Freetrek.Com. License fee revenue decreased $59,947, or approximately 63.6%, and maintenance fees decreased $237,800, or approximately 66.4%. Consulting and other fees, primarily to our affiliate, Freetrek. Com, increased $192,860, or approximately 100.8%.

We generated revenues during the three months ended October 31, 2000 of $149,346 compared to revenues of $224,934 during the third quarter of fiscal 2000. We believe that the overall decrease in revenues of $75,588, or approximately 33.6%, was primarily due to a decrease in revenues from maintenance fees, offset in part by an increase in license fees and an increase in consulting and other fees, primarily to our affiliate Freetrek.Com. License fee revenues increased $1,670, or approximately

9.2%,   maintenance  fees  decreased  $123,745,   or  approximately  98.0%,  and
consulting and other fees increased $46,487 or approximately 57.8%.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek.Com in the amount of $345,433 and $113,509 in revenues for the nine and three months ended October 31, 2000, respectively. Previously this income was reported as Other Income in the Income Statement. We have restated our Statement of Operations for the nine and three months ended October 31, 1999 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek. Com in the amount of $96,739 and $36,147 are included in revenues for the nine and three months ended October 31, 1999, respectively.

Our principal sources of revenues were maintenance fees and consulting fees which represented approximately 93.6% or $504,314 of revenues for the nine months ended October 31, 2000 and approximately 85.4% or $549,254 of revenues for the nine months ended October 31, 1999. Maintenance fees and consulting fees represented approximately 86.7% or $129,491 of revenues for the three months ended October 31, 2000 and approximately 91.9% or $206,749 for the nine months ended October 31, 1999.

We believe that the overall decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the increase in consulting and other fees was due to charges for consulting and administrative fees to our affiliate Freetrek.Com.

See the discussion below under "Major Customers."

Our operating expenses were $695,536 for the nine months ended October 31, 2000 compared to $617,573 for the comparable nine month period of fiscal 2000, an increase of $77,963 or approximately 12.6%. Our operating expenses for the three months ended October 31, 2000 were $229,220 compared to $204,121 for the comparable three months ended October 31, 1999, an increase of $25,099 or approximately 12.3%. We believe that the increase was a result of higher levels of software development costs related to both consulting and new product development offset in part by a reduction in selling and administrative costs charged to operations for the nine month and three month periods ending October 31, 2000 compared to the nine month and three month periods ending October 31, 1999.

As a result of all of the foregoing, we incurred a net loss for the first nine months of fiscal 2001 of $156,885 compared to net income of $25,965 for the first nine months of fiscal 2000, a decrease of $182,850. We incurred a net loss of $79,874 for three months ended October 31, 2000 compared to net income of $20,813 for the three months ended October 31, 1999, a decrease of $100,687.

Major Customers
---------------

In the first nine months of fiscal 2000, IBM accounted for 16.2% of total revenues. During fiscal 2001, IBM has not accounted for any revenues. The loss of revenues from IBM has had a materially adverse effect on our financial condition. We have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will decrease and eventually cease.

Liquidity and Capital Resources
-------------------------------

At October 31, 2000, we had a negative working capital position of ($184,845) compared to a negative working capital position of ($175,162) on January 31, 2000. We continue to experience significant cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

     Descriptions             October 31, 2000         January 31, 2000
     ------------------------------------------------------------------

     Working capital
     (deficiency)                ($184,845)                ($175,162)

     Current ratios                0.32:1                   0.53:1

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

          None.

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

                               MULTI SOFT, INC.

Dated: December 11, 2000       By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer