Form 10KSB
period 2001-01-31
MULTI SOFT INC
filed 2001-05-15
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2001
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15976
                   ---------

                                 MULTI SOFT, INC
                   -----------------------------------------
                 (Name of Small business issuer in its charter)


          New Jersey                                    22-2588030
          ----------                        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         4262 US Route 1, Monmouth Junction, New Jersey      08852
         ------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)


Issuer's telephone number    (732) 329-9200
                          --------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The Issuer's revenues for the fiscal year ended January 31, 2001 were $708,674

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($.065) and ($.05) bid price of such stock, as of May 11, 2001 is $362,165, based upon ($.0575) multiplied by the 6,298,522 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2001, is 13,709,477 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                MULTI SOFT, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2001

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I.........................................................................1

ITEM 1.  BUSINESS..............................................................1

ITEM 2.  PROPERTIES............................................................6

ITEM 3.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

PART II........................................................................7

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...................................................7

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................8

ITEM 7.  FINANCIAL STATEMENTS.................................................10

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURES............................................11

PART III......................................................................11

ITEM 10. EXECUTIVE COMPENSATION...............................................12

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......15

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................15

PART IV.......................................................................16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................16

SIGNATURES....................................................................17

SUPPLEMENTAL INFORMATION                                                      18

FINANCIAL STATEMENTS                                                          F1

                                     PART I
                                     ------

Item 1.   Business
          --------

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

     We  produce,   market  and  maintain  three  communications   front-ending,
client-server and cooperative processing technologies called:

     o COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, and NT;

     o The Windows Communications Library TM, commonly referred to as WCL, for Windows 3x, 95, 98 and NT; and

     o    INFRONT for DOS.

     See the discussion below under "Our Product Line" for more details on these products.

OUR TECHNOLOGY
--------------

     Our product line consists of tools for the development of client-server, front-ending, and Internet based applications using a mainframe or an Internet server.

     There are four key elements to the real world development, delivery and production maintenance of these applications; and our product line supports them all:

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

     MESSAGE-BASED ACCESS TO MAINFRAME DATA AND PROCESSES allows companies to create client-server applications, where they use the PC for the client portion of the application, which includes all user interaction, dialogue flow and access to local data, and they use the mainframe for the server portion of the application, which includes managing database interaction, data integrity and security). In this architecture, only data and messages are passed between the PC and host. This results in a streamlined and optimized production application. WCL's WCL/Enterprise Server Option, commonly referred to as WCL/ESO, supports message-based access to the mainframe.

     INTEGRITY CONTROL AND DISTRIBUTION MANAGEMENT allows companies to use their mainframe system as a central location to manage the integrity of the workstation logic and distribute new version releases. In production client-server applications it is important to ensure that the programs, files and data residing on the PC are correct before the user starts the application. When changes are made to the workstation logic, the host also can be used to manage the distribution of these changes. WCL's WCL/Software Distribution
Option, commonly referred to as WCL/SDO, supports integrity control and distribution management.

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

     WCL

     WCL is a toolkit and a set of dynamic linked libraries, commonly referred to as DLLs, which work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between local area networks, commonly referred to as PC/LANs, and the mainframe. Any of the standard Windows development tools such as PowerBuilder, Visual Basic, and C++, can be used with WCL to create the client application because WCL is an open architecture. WCL supports the development of GUI front-ends -- client-server applications that use the mainframe as a server and for integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things:

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

     CONTRACT TECHNICAL CONSULTING SERVICES include services related to the technical expertise of our staff. In the past, we have provided technical consulting services on a contract basis to our affiliate, NetCast, and we currently are providing technical consulting services on a contract basis to our affiliate, FreeTrek, Inc. We hope to provide such services to unaffiliated companies as well.

                                     CLIENTS

     Our past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers that have licensed our products include*:

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

---------------------
* We cannot confirm which of these clients is actively using our products.

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

                                       IBM

     In September 1994, we entered into an international software licensing agreement with IBM's Personal Communications 3270 division. This agreement allows IBM to logo and market a P-Comm specific version of certain of our products. This IBM agreement was effective for a term of two years and was renewable by IBM for two more one-year periods. The Agreement was terminable by IBM or us upon 90 days notice in the event of a default by the other party. As of November 1996, the contract with IBM was extended for two more years and IBM paid us monthly maintenance and royalties through December 1998. On January 31, 1999, the contract with IBM was extended for one year and IBM paid us monthly maintenance through December 1999. The contract was not extended beyond this one-year period. As of the date of this report, IBM has not renewed the contract.

     Since fiscal 1994, IBM has represented a significant percentage of our revenues. The loss of revenues from IBM will have a materially adverse effect on our financial condition. However, we have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. For more details about the effect of the loss of IBM as a customer, see the discussion in Part II. Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations." For more details about the business of FreeTrek, see the discussion below under the caption "FreeTrek, Inc."

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

NetCast, Inc.
-------------

NetCast, Inc. is a subsidiary of Multi Solutions and was incorporated in April of 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. We provided services and office space to NetCast at cost for which we have billed approximately $240,000 through January 31, 2000. We charged NetCast for this time. Multi Solutions has guaranteed NetCast's debt to us. In January 2000, Multi Solutions decided to discontinue any further operations of NetCast.

FreeTrek, Inc.
--------------

     FreeTrek, Inc. (formerly FreeTrek.com, Inc.) is a majority owned subsidiary of Multi Solutions that was incorporated under the laws of the state of New Jersey in April 1999. FreeTrek is a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that markets its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. FreeTrek refers to this as a virtual private community or VPC. FreeTrek's program is a complete turnkey service for a sponsor, which creates and maintains the sponsor's VPC on the Internet. FreeTrek has not made any sales to date.

     We provided services and office space to FreeTrek at cost for which we have billed approximately $106,000 and $193,000 for the year ended January 31, 2001 and 2000, respectively. Since FreeTrek's incorporation, Charles J. Lombardo, our chairman, chief executive officer, chief financial officer and treasurer, has devoted and will continue to devote a substantial amount of his time to FreeTrek activities. We charge FreeTrek for this time.

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

Item 3.   Legal Proceedings
          -----------------

     We are not presently a party to any material litigation; however, certain federal, state taxes, interest and penalties aggregating approximately $13,000 remain unpaid at January 31, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of our security holders in the last quarter of our fiscal year ended January 31, 2001.

                                     PART II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

     (a) Market Information -- Our common stock are traded in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol: "MSOF").

The following tables set forth the range of high and low closing bid prices for our common stock on a quarterly basis for the past two fiscal years as reported by the Pink Sheets LLC (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

Bid Prices
----------

     Period - Fiscal Year 2000                          High            Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 1999                .16            .07
     Second Quarter ending July 31, 1999                .105           .06
     Third Quarter ending October 31, 1999              .10            .06
     Fourth Quarter ending January 31, 2000             .875           .06


     Period - Fiscal Year 2001                          High            Low
     ---------------------------------------------------------------------------
     First Quarter ending April 30, 2000                .94            .25
     Second Quarter ending July 31, 2000                .36            .15
     Third Quarter ending October 31, 2000              .44            .125
     Fourth Quarter ending January 31, 2001             .16            .03

     (b) Holders -- There were approximately 244 holders of record of the our common stock as of May 9, 2001 inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuance of Unregistered Securities
-----------------------------------

     We did not issue any securities during the last quarter of the year ended January 31, 2001 and all prior issuances during that fiscal year were reported in our quarterly reports on form 10-QSB.

Item 6.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2001  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
2000
----

     We generated revenues for the fiscal year ended January 31, 2001 of $708,674 compared to revenues of $822,162 in fiscal year 2000. We believe that the decrease of $113,488, or approximately 13.8%, was due primarily to a decrease in our license and maintenance fees offset in part by increases in consulting fees, primarily to our affiliate, Freetrek. Com. License fee revenue decreased $91,356, or approximately 51.6%, and maintenance fees decreased $307,524, or approximately 69.1%. Consulting and other fees, primarily from our affiliate, Freetrek increased $285,392, or approximately 142.7%.

     Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek in the amount of $423,033 in revenues for the fiscal year ended January 31, 2001. Previously this income was reported as other income in the Statement of Operations. We have restated our Statement of Operations for the fiscal year ended January 31, 2000 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek in the amount of $193,000 are included in revenues for the fiscal year ended January 31, 2000.

Our principal sources of revenues were maintenance fees and consulting fees which represented approximately 87.9% or $622,931 of revenues for the fiscal year ended January 31, 2001. Maintenance fees and consulting fees represented approximately 78.5% or $645,063 for the fiscal year ended January 31, 2000.

     We believe that the overall decrease in licensing fees was due primarily to a reduction in software sales. We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the increase in consulting and other fees was due to charges for consulting and administrative fees to our affiliate Freetrek. See the discussion below under "Major Customers."

     Our operating expenses were $910,473 for the fiscal year ended January 31, 2001 compared to $729,377 for the fiscal year ended January 31, 2000, an increase of $181,096, or approximately 24.8%. We believe that the increase was primarily due to costs associated with consulting services provided to our affiliate Freetrek as well as higher selling and administrative costs charged to operations for the fiscal year ended January 31, 2001.

     As a result of all of the foregoing, we incurred a net loss for the fiscal year ended January 31, 2001 of $201,799 compared to our net income of $93,981 for the fiscal year ended January 31, 2000, a decline of $295,780.

Major Customers
---------------

In Fiscal 2001, no individual customer accounted for a significant portion of revenues. In fiscal 2000, IBM accounted for 14% of our total revenues prior to restatement of revenues from consulting and administrative charges to our affiliate, Freetrek. After restatement, IBM accounted for 10.7% of revenues. IBM extended its contract with us through December 31, 1999; however, IBM has not renewed the contract. The loss of revenues from IBM will have a materially adverse effect on our financial condition. We have offset the loss of revenues from IBM with revenues generated from our affiliate, FreeTrek, for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. However, FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will decrease and eventually cease. For more details about our contract with IBM, see the discussion in Part I. Item 1. "Description of Business."

Liquidity and Capital Resources
-------------------------------

     At January 31, 2001, we had a working capital deficiency of ($215,932) and we continue to experience cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

     Descriptions                      January 31, 2001         January 31, 2000
     ---------------------------------------------------------------------------

     Working capital (deficiency)        ($215,932)                 ($175,162)

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

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 2001

                                      INDEX

                                                                          Page #
                                                                          ------

Report of Independent Certified Public Accountant                         F1

Balance Sheets - January 31, 2001 and 2000                                F2

Statements of Operations for Each of the Two Years in the
Period Ended January 31, 2001                                             F4

Statements of Changes in Stockholders' Deficiency for Each of the Two
Years in the Period Ended January 31, 2001                                F5

Statements of Cash Flows for Each of the Two Years in the Period Ended
January 31, 2001                                                          F6

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

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 58, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. He has been Multi Solution's Chief Executive Officer and Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information

Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 60, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1985. She has been Executive Vice President, Secretary and a Director of Multi Solutions since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 58, as been a member of our Board of Directors since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and nightclub management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal
Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2001, except that Miriam Jarney failed to timely file a Form 5 with regard to the gifting of shares to her daughter.

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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
                          ANNUAL COMPENSATION                                 LONG TERM COMPENSATION
------------------------------------------------------------   ---------------------------------------------------
                                                                         AWARDS                 PAYOUTS
------------------------------------------------------------   -----------------------     -----------------------
NAME &          FISCAL    SALARY ($)    BONUS   OTHER ANNUAL     RESTRICTED    OPTIONS      LTIP       ALL OTHER
PRINCIPLE        YEAR                    ($)    COMPENSATION    STOCK AWARD      SARS      PAYOUTS    COMPENSATION
POSITION                                             ($)            ($)                      ($)           ($)
------------------------------------------------------------------------------------------------------------------
CHARLES J.       2001      $50,000       $0     (B) $ 4,167          $0           $0         $0            $0
LOMBARDO CEO     2000      $54,167       $0     (B) $16,700          $0           $0         $0            $0
                 1999      $12,500       $0     (A) $34,550          $0           $0         $0            $0
------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    2001      $54,167       $0              $0          $0           $0         $0            $0
EXEC. VP         2000      $54,167       $0              $0          $0           $0         $0            $0
                 1999      $25,000       $0     (C) $16,000          $0           $0         $0            $0
------------------------------------------------------------------------------------------------------------------

(A) Consisting of $19,950 in consulting fees and common stock valued at $14,600.
(B)  Consulting fees.
(C)  Common stock valued at $16,000.

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------------------
NAME                 OPTIONS/SARS      PERCENT OF TOTAL OPTIONS/SARS        EXERCISE OR BASE    EXPIRATION
                        GRANTED     GRANTED TO EMPLOYEES IN FISCAL YEAR       PRICE ($/SH)         DATE
----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO       -0-                     -                                 -                -
----------------------------------------------------------------------------------------------------------
MIRIAM JARNEY             -0-                     -                                 -                -
----------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                    SHARES         VALUE      UNDERLYING UNEXERCISED       IN-THE-MONEY
                                 ACQUIRED ON     REALIZED         OPTIONS/SARS AT          OPTIONS/SARS
NAME                             EXERCISE (#)       ($)              FY-END (#)            AT FY-END ($)
-----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                   -0-           -0-                  -0-                    -0-
-----------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                         -0-           -0-                  -0-                    -0-
-----------------------------------------------------------------------------------------------------------

Directors' Compensation
-----------------------

     Our directors are not compensated for acting in their capacity as directors. Our directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements
---------------------

     On July 14, 1989, we entered into a five-year employment agreement with our Chairman of the Board and Chief Executive Officer, Charles J. Lombardo, which is which is automatically renewed for successive periods unless terminated by us on twelve months notice or by Mr. Lombardo on six months notice. Mr. Lombardo is our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer. The agreement contains non-disclosure provisions and a one-year restrictive covenant preventing Mr. Lombardo from becoming employed by a similar company in any state or country in which we do business, or engaging in a competitive business for his own account. Mr. Lombardo is entitled to annual salary increases of at least 10%, plus additional annual compensation equal to 2% of our after tax profits. Under Mr. Lombardo's contract he may assign any part of his salary to a third party as a consulting fee.

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

     During fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 2001 is $729,647 including deferred increases of $586,605.

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

--------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                          AMOUNT AND NATURE OF      PERCENT OF CLASS
                                                                   BENEFICIAL
                                                                   OWNERSHIP
--------------------------------------------------------------------------------------------------------
MULTI SOLUTIONS (1)                                                7,026,722                  51.3%
4262 US ROUTE 1, MONMOUTH JUNCTION, NJ 08852
--------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                                7,210,955(1)               52.6%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
--------------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                                   7,336,722(1)               53.5%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
--------------------------------------------------------------------------------------------------------
LARRY SPATZ                                                        7,026,722(1)(2)            51.3%
DIRECTOR
SUITE 332, 401 EAST ILLINOIS ST., CHICAGO, IL 60611
--------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP (3 PERSONS)        7,410,955(1)                54.1%
--------------------------------------------------------------------------------------------------------

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

(2) Excludes shares owned beneficially by a family trust of which Mr. Spatz's wife is one of the beneficiaries. Mr. Spatz has confirmed to us that neither he nor his wife has any voting or dispositive power with regard to the shares owned by the trust.

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

     We sublease our office space from C&S Consulting, Inc., a company owned by our Chairman and his wife. For more information, see "Part I. Item 2. Description of Properties."

                                     PART IV
                                     -------

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ---------------------------------------

Exhibits
--------

  3.a     Certificate of Incorporation and Certificate of Correction (1)
  3.b     By-Laws (1)
  10.a    Employment Agreement with Charles J. Lombardo (4)
  10.b    Employment Agreement with Miriam G. Jarney (4)
  10.c    Facility sublease (5)
  10.d    IBM Agreement executed October 1993*(5)
  10.e    IBM Agreement executed August 1994*(5)
  10.f    IBM Amendment executed May 15, 1995 (5)
  10.g Multi Solutions' Non-Qualified Stock Option Plan, Stock Grant Program and Employee Incentive Stock Option Plan (2)
  10.h Amendments to Multi Solutions' Non-Qualified Stock Option and Stock Grant Program (3)

-------------------------
* Certain information contained in these exhibits has been omitted and filed separately with the Commission.

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

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI SOFT, INC.


Dated:  May 11, 2001                    By: /S/ Charles J. Lombardo
                                            --------------------------
                                            Charles J. Lombardo,
                                            Chief Executive Officer,
                                            Chief Financial Officer
                                            and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                  TITLE                                   DATE


/S/ Charles J. Lombardo                                             May 11, 2001
--------------------------
Charles J. Lombardo         Chairman of the Board of Directors,
                            Chief Executive Officer, Financial
                            Officer, and Treasurer

/S/ Miriam Jarney                                                   May 11, 2001
--------------------------
Miriam Jarney               Executive Vice President, Secretary,
                            and Director


/S/ Larry Spatz                                                     May 11, 2001
--------------------------
Larry Spatz                 Director

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

                                 Not Applicable.

                               STEWART W. ROBINSON
                           CERTIFIED PUBLIC ACCOUNTANT
                         70-09 AUSTIN STREET, SUITE 206
                             FOREST HILLS, NY 11375
                                TEL: 718 793-0500
                                FAX: 718 793-7529

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors
MULTI SOFT, INC.

I have audited the accompanying balance sheets of MULTI SOFT, INC. (a New Jersey corporation and 51.3% owned subsidiary of Multi Solutions, Inc.) as of January 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOFT, INC. as of January 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company suffered a loss from operations and has working capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

STEWART W. ROBINSON

New York, New York
April 25, 2001

                                     - F1 -

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2001 and 2000

                                                                    2001             2000
                                                                ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                       $         --     $     13,205
     Accounts Receivable (net of allowance
      of $49,212 and $37,486 for 2001 and 2000 respectively)         110,224          139,610
     Prepaid expenses and other current assets                        21,675           44,991
                                                                ------------     ------------
                                  Total current assets               131,899          197,806


FURNITURE AND EQUIPMENT
     Research and Development Equipment                                8,868            8,868
     Office furniture and other equipment                             26,575           13,824
                                                                ------------     ------------
                                                                      35,443           22,692
     Less: Accumulated Depreciation                                  (19,999)         (15,439)
                                                                ------------     ------------
                                                                      15,444            7,253


OTHER ASSETS
     Capitalized software development costs                        1,512,489        1,371,387
     Less accumulated amortization                                  (892,588)        (712,776)
                                                                ------------     ------------
                                                                     619,901          658,611

     Due from Solutions                                              335,559          448,039
     Due from Freetrek                                                 7,227
     Due from NetCast -- Note H                                      234,592          234,592
                                                                ------------     ------------

                                                                $  1,344,622     $  1,546,301
                                                                ============     ============

See notes to financial statements

                                      -F2-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2001 and 2000

LIABILITIES AND STOCKHOLDERS'                                      2001             2000
                                                               ------------     ------------
EQUITY
CURRENT LIABILITIES
     Accrued payroll                                           $     14,783     $     14,783
     Payroll and other taxes payable                                 18,497           19,048
     Accounts Payable, Accrued  expenses and
            other  Current Liabilities                               66,295           50,215
     Accrued officer compensation                                   143,042          161,390
     Deferred Revenues                                              105,214          127,532
                                                               ------------     ------------

                                  Total current liabilities         347,831          372,968


DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS                     586,605          586,605


COMMITMENTS AND CONTINGENCIES -- Note E


STOCKHOLDERS' EQUITY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477 in 2001 and 2000                                    13,709           13,709
     Additional paid-in capital, net of deferred
     compensation $25,257 in 2000                                 6,039,221        6,013,964
     Accumulated deficit                                         (5,642,744)      (5,440,945)
                                                               ------------     ------------
                                                                    410,186          586,728

                                                               $  1,344,622     $  1,546,301
                                                               ============     ============

See notes to financial statements

                                      -F3-

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Years ended January 31, 2001 and 2000

                                                                   (As Restated)
                                                       2001             2000
                                                   ------------     ------------
REVENUES
      License fees                                 $     85,743     $    177,099
      Maintenance fees                                  137,468          444,992
      Consulting and Other fees                         485,463          200,071
                                                   ------------     ------------
             Total revenues                             708,674          822,162



EXPENSES
      Software development and technical support        404,131          228,944
      Selling and administrative                        506,342          500,433
                                                   ------------     ------------

             Total expenses                             910,473          729,377
                                                   ------------     ------------

             (Loss) Income from operations             (201,799)          92,785

OTHER INCOME (EXPENSE)
      Interest                                               --            1,196
                                                   ------------     ------------
             Total other income                              --            1,196

             Net (loss) income                     $   (201,799)    $     93,981
                                                   ============     ============

             Weighted average shares outstanding     13,709,477       13,542,806
                                                   ============     ============


             (Loss) income  per share              $      (0.02)             (a)
                                                   ============     ============

             (a) less than $.01 per share

See notes to financial statements

                                      -F4-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended January 31, 2001 and 2000

                                                Common Stock              Total                                         Total
                                         --------------------------      paid in       Deferred      Accumulated     stockholders
                                           Shares         Amount         capital     Compensation       deficit         equity
                                         -----------    -----------    -----------    -----------     -----------     -----------
Balance at January 31, 1999               13,509,477    $    13,509    $ 6,027,421    ($   41,365)    ($5,534,926)    $   464,639

Issuance of restricted common stock          200,000            200         11,800        (12,000)                             --

Amortization of deferred compensation                                                      28,108                          28,108

Net Income                                                                                                 93,981          93,981
                                         -----------    -----------    -----------    -----------     -----------     -----------

Balance at January 31, 1999               13,709,477         13,709      6,039,221        (25,257)     (5,440,945)        586,728


Amortization of deferred compensation                                                      25,257                          25,257

Net Loss                                                                                                 (201,799)       (201,799)
                                         -----------    -----------    -----------    -----------     -----------     -----------

Balance at January 31, 2000               13,709,477    $    13,709    $ 6,039,221    $         0     ($5,642,744)    $   410,186
                                         ===========    ===========    ===========    ===========     ===========     ===========

See notes to financial statements

                                      -F5-

MULTI -SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Years ended January 31, 2001 and 2000

                                                                     2001           2000
                                                                  ----------     ----------
Cash flows from operating activities
      Net Income                                                  $ (201,799)    $   93,981
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                                  184,373        230,362
      Changes in assets and liabilities
             Due to / from Multi Solutions                           112,480             --
             Due to/ from Freetrek                                    (7,227)
             Accounts receivable                                      29,386         (8,954)
             Prepaid expenses and other current assets                23,316        (31,606)
             Accrued payroll                                              --         14,783
             Note Payable                                                 --         (6,565)
             Payroll and other taxes payable                            (551)          (432)
             Accounts payable and accrued expenses                    16,079        (36,508)
             Accrued officer compensation                            (18,348)         8,333
             Deferred revenues                                       (22,318)       (60,116)

                                                                  ----------     ----------

                    Net cash provided  by operating activities       115,391        203,278


Cash flows from investing activities
      Capital expenditures                                           (12,751)
      Capitalized software development costs                        (141,102)      (235,520)
                                                                  ----------     ----------

                    Net cash used in investing activities           (153,853)      (235,520)


Cash flows from financing activities
      Net repayments under loan and line of credit agreements             --           (796)
      Amortization of stock grants                                    25,257         28,109
                                                                  ----------     ----------

                    Net cash provided by financing activities         25,257         27,313
                                                                  ----------     ----------


                    NET  (DECREASE) IN CASH                          (13,205)        (4,929)

Cash at beginning of year                                             13,205         18,134
                                                                  ----------     ----------

Cash at end of year                                               $       --     $   13,205
                                                                  ==========     ==========

See notes to financial statements

                                      -F6-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. "Company" was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 2001, the Company was 51.3 % owned by Multi Solutions, Inc. ("Solutions"). The Company is principally involved in the design, production and delivery of computer applications development software for sale primarily to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company was adversely affected in the past year by significant losses from operations. As of January 31, 2001, the Company's current liabilities exceeded current assets by $215,932 and a net loss of $201,799 was incurred for the year then ended. Additionally, since January 31, 2001 (for the quarter ended April 30, 2001), revenues from license fees and maintenance contracts have declined approximately 55% from the quarter ended April 30. 2000, raising doubt that the Company will recover its investment in software development costs ($619,901 as of January 31, 2001 - see note B).

     The Company intends to market its products, control operating costs and broaden its product base through enhancements of products. Additionally, Solutions' subsidiary, FreeTrek, Inc. ("FreeTrek") provided additional income and liquidity to support Solutions, which has enhanced Solutions' ability to support the Company financially. The Company also provides consulting and administrative services to FreeTrek, providing additional income and cash flow to defray operating costs.

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

     Depreciation expense was $4,560 and $3,187 for the years ended January 31, 2001 and 2000 respectively.

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

     The Company is amortizing, over a 60-month period, the capitalized software costs for its Windows-based products. The Company's Windows products are compatible with Windows 98, 2000 and NT. The Company's software

                                      -F7-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


     engineers are continually modifying and enhancing the existing software products and developing new versions. Un-amortized costs relating to Windows products as of January 31, 2001 and 2000 are $619,901 and $658,611 respectively.

     Amortization expense for 2001 and 2000, for all products, was $179,812 and $228,944 respectively.

     3.   Revenue Recognition
          -------------------

     In accordance with Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), the Company recognizes license and maintenance fees when earned and consulting fee income when services are rendered. License fees are recognized upon shipment of the software while maintenance fees are recorded over the period covered by the related contract.

     Consulting is performed on a time and material basis.

     4.   Deferred Compensation
          ---------------------

     Deferred compensation arising from the issuance of stock grants were amortized over the term of the related grant or employment agreements (one to five years). The amount of compensation attributable to stock grants is determined by the market price of the Company's stock on the date of grant.

     5.   Income Per Share
          ----------------

     Income or loss per share is computed using the weighted average number of common shares outstanding during the period.

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

                                      -F8-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


NOTE C - INCOME TAXES

     As a result of losses incurred in recent years, the Company has net operating loss carry forwards available to offset future federal taxable income of approximately $4.7 million. These losses expire at various dates through 2021. Therefore, there is no provision for income taxes.

     Under the liability method specified by SFAS No 109, "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are capitalized software development costs, deferred compensation, deferred income and allowance for uncollectible accounts. Due to the aforementioned net operating loss carryovers, there are no deferred or current tax expense, tax assets or tax liabilities.

NOTE D - STOCKHOLDERS' EQUITY

     1.   Stock Transactions
          ------------------
     In the past, the Company had entered into various transactions with Solutions, which adjusted inter-company debt through the issuance of common stock of the respective companies. There have been no transactions of that nature during the reporting period of these financial statements.

     2.   Option and Stock Grant Program
          ------------------------------
     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. Through January 31, 2001, an aggregate of 1,000,000 shares had been issued pursuant to the Plan.

                                      -F9-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


     Amortization of deferred compensation for the stock grants to employees was $26,257 and $28,108 for the years ended January 31, 2001 and 2000, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     The Company is a subtenant in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease is on a quarter-by-quarter term with a base rent of $5,200 per month, during fiscal year 2000 the rental amount was increased to $5,600 per month. Rental expense under the lease aggregated approximately $67,200 and $62,400 for the years ended January 31, 2001 and 2000 respectively.

     The Company is a party to 2 equipment operating leases providing for the following aggregate minimum payments:

          Year Ending January 31           Laser         Color          Total
                                           Copier        Copier
          ----------------------         ----------    ----------    ----------

                   2001                  $    4,380    $    6,000    $   10,380
                   2002                       4,380         3,000         7,380
                   2003                       3,285             -         3,285
                                         ----------    ----------    ----------
                                         $   12,045    $    9,000    $   21,045
                                         ==========    ==========    ==========

     2.   Employment Agreements
          ---------------------

     The Company has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries for the years ended January 31, 2001 and 2000 as follows:

          Year Ended January 31       Charles        Miriam            Total
                                     Lombardo        Jarney     Relinquished
                                                                     Salaries
          ---------------------     ----------     ----------    -------------

                  2001              $  150,000     $  145,833         $295,833
                  2000              $  145,833     $  145,833         $291,666

     In addition, the employment agreements entitle the two employees to 2% and 1.5% respectively, of each fiscal year's after tax profits of the Company. Mr. Lombardo and Ms. Jarney have agreed to forego this additional compensation since fiscal 1997.

     3.   Payroll Taxes
          -------------

     A state taxing authority has asserted a claim against the Company in the amount of approximately $36,000. Management believes that only a small portion has merit and intends to vigorously contest the claim. The financial statements include a reserve of $13,000 against this claim, which management believes is substantially higher than the expected settlement amount.

                                      -F10-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2001 and 2000


     4.   Litigation
          ----------

     The Company and its parent, Multi Solutions, Inc. have been from time to time parties to legal actions arising in the normal course of their business. The disposition of these actions have not had a material effect on the financial position or results of operations of the Company taken as a whole.

NOTE F - MAJOR CUSTOMERS

     In fiscal 2001, no individual customer accounted for a significant portion of revenues. In fiscal 2000, one customer accounted for 14% of total revenues.

NOTE G - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 2001 and are as follows:

                                                       2001       2000
                                                       ----       ----

           Cash paid during the year for interest      $0         $0

NOTE H - RELATED PARTY TRANSACTIONS

     The Company, from time to time, pays incidental expenses of Multi Solutions and allocates its share of certain expenses. These items are charged to intercompany receivable. Multi Soft received $112,480 in payments during the current fiscal year. The balance due from Multi Solutions was $335,559 and $448,039 at January 31, 2001 and 2000 respectively.

     The Company provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. The balance due from NetCast, Inc., for such services was $234,592 as of January 31, 2001 and 2000. NetCast has discontinued operations. Although payment of this debt is not expected from Net Cast, Multi Solutions has guaranteed this debt to the Company.

     The Company provides office space, consulting and administrative services to its affiliate, FreeTrek, Inc. a Subsidiary of Solutions. During the year ended January 31, 2001, the Company received payments from FreeTrek of $423,033 and $193,000 for the year ended January 31, 2000, and is included in Revenues on the Statement of Operations.

                                     -F11-