Form 10QSB
period 2001-04-30
MULTI SOFT INC
filed 2001-06-19
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

Commission File Number: 0-15976
                        ----------

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

         Class                                     Outstanding at April 30, 2001
-----------------------                            -----------------------------
Common Stock, par value                                      13,709,477
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the three months ended April 30, 2001.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2001.

The results reflected for the three months ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2001 and January 31, 2001
     (Unaudited)

                                                    April 30,       January 31,
                                                      2001             2001
                                                  ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                         $         --               --
     Accounts Receivable (net of allowance
     of $49,212 and $49,212 respectively                49,681          110,224
     Prepaid expenses and other current assets          16,095           21,675
                                                  ------------     ------------
                                                        65,776          131,899

FURNITURE AND EQUIPMENT
     Research and Development Equipment                  8,869            8,868
     Office furniture and other equipment               31,209           26,575
                                                  ------------     ------------
                                                        40,078           35,443
     Less: Accumulated Depreciation                    (21,600)         (19,999)
                                                  ------------     ------------
                                                        18,478           15,444

OTHER ASSETS
     Capitalized software development costs          1,559,586        1,512,489
     Less accumulated amortization                    (931,204)        (892,588)
                                                  ------------     ------------
                                                       628,382          619,901

     Due from Multi Solutions, Inc                     337,265          335,559
     Due from Freetrek, Inc.                            10,329            7,227
     Due from NetCast, Inc.                            234,592          234,592
                                                  ------------     ------------

                                                  $  1,294,822     $  1,344,622
                                                  ============     ============

MULTI SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2001 and January 31, 2001
     (Unaudited)

                                                          April 30,       January 31,
                                                            2001             2001
                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $     14,783     $     14,783
     Payroll and other taxes payable                          17,540           18,497
     Accounts Payable, Accrued  expenses and
        other Current Liabilities                            102,734           66,295
     Accrued officer compensation                            143,042          143,042
     Deferred Revenues                                       133,242          105,214
                                                        ------------     ------------
                                                             411,341          347,831

     Deferred compensation due officer /shareholders         586,605          586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477 respectively                                 13,709           13,709
     Additional paid-in capital, net of deferred
     compensation $0 and $25,257 respectively              6,039,221        6,039,221
     Accumulated deficit                                  (5,756,054)      (5,642,744)
                                                        ------------     ------------
                                                             296,876          410,186

                                                        $  1,294,822     $  1,344,622
                                                        ============     ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
April 30, 2001 and April 30, 2000
     (Unaudited)

                                                        Three Months Ended
                                                             April 30,
                                                       2001            2000
                                                   ------------    ------------
REVENUES
      License fees                                 $         --    $     12,485
      Maintenance fees                                   27,720          65,820
      Consulting and Other fees                          66,442         146,199
                                                   ------------    ------------
         Total revenues                                  94,162         224,504

EXPENSES
      Software development and technical support         83,378          88,628
      Selling and administrative                        124,094         153,051
                                                   ------------    ------------

         Total expenses                                 207,472         241,679
                                                   ------------    ------------

         Net income (loss)                         ($   113,310)   ($    17,175)
                                                   ============    ============


         Weighted average shares outstanding         13,709,477      13,709,477
                                                   ============    ============

         Income (Loss)  per share                       (a)             (a)
                                                   ============    ============

         (a) less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
April 30, 2001 and April 30, 2000
     (Unaudited)

                                                                       Three Months Ended
                                                                            April 30,
                                                                      2001             2000
                                                                  ------------     ------------
Cash flows from operating activities
      Net income (loss)                                           ($   113,310)    $    (17,175)
      Adjustments to reconcile net income to net cash
           provided by operating activities
      Depreciation and amortization                                     40,217           47,286
      Changes in assets and liabilities
             Due to / from Multi Solutions                              (1,706)          18,378
             Due to / from Freetrek                                     (3,102)              --
             Accounts receivable                                        60,543           37,617
             Prepaid expenses and other current assets                   5,580             (302)
             Accrued payroll                                                --               --
             Payroll and other taxes payable                              (957)          (1,242)
             Accounts payable and accrued expenses                      36,439          (28,425)
             Accrued officer compensation                                   --               --
             Deferred revenues                                          28,028          (61,974)
                                                                  ------------     ------------
                    Net cash provided by operating activities           51,732           (5,837)

Cash flows from investing activities
      Capital expenditures                                              (4,635)              --
      Capitalized software development costs                           (47,097)         (19,636)
                                                                  ------------     ------------
                    Net cash used in investing activities              (51,732)         (19,636)

Cash flows from financing activities
      Amortization of Stock Grants                                          --            6,354
                                                                  ------------     ------------

                    Net cash provided  by financing activities              --            6,354
                                                                  ------------     ------------

                    NET (DECREASE) IN CASH                                  --          (19,119)

Cash at beginning of year                                                   --           13,205
                                                                  ------------     ------------

Cash at end of period                                             $         --     $     (5,914)
                                                                  ============     ============

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
April 30, 2001
(Unaudited)

RECLASSIFICATION OF OTHER INCOME TO REVENUE FROM CONSULTING AND OTHER FEES

Consulting, rent and administrative fees charged to Freetrek, Inc., an affiliate, were reflected on prior financial statements as "Other Income" in the category "Other Income (Expense)" on the Statement of Operations. During the three months ended April 30, 2001, these fees have been included in "Consulting and Other Fees" in the "Revenues" category on the Statements of Operations. For purposes of comparison, the Statements of Operations for the three months ended April 30, 2000 have been restated accordingly.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

CAUTIONARY STATEMENT
--------------------

     This quarterly report on form 10-QSB contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results. For this purpose, forward-looking statements are any statements contained in this report that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," " expects," or similar expressions. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are including this cautionary statement identifying important factors that could cause ours or our affiliates' actual results to differ materially from those projected in forward looking statements made by, or on behalf of, us. These factors, many of which are beyond our control or the control of our affiliates, include our ability to:

     o    receive   royalties   from  our  existing   licensing  and  consulting
          arrangements,
     o    develop additional marketable software and technology,
     o    compete with larger, better capitalized competitors and
     o    reverse ongoing liquidity and cash flow problems.

Results of Operations
---------------------

Three months ended April 30, 2001 compared to Three months ended April 30, 2000
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2001, the first three months of our fiscal year ending January 31, 2002, of $94,162 compared to revenues of $224,504 during the first three months of fiscal 2001. We believe that the decrease of $130,342, or approximately 58.1%, was due primarily to a decrease in our license and maintenance fees and consulting fees, primarily to our affiliate Freetrek, Inc. License fee revenue decreased 100% from $12,485 in the first quarter of fiscal 2001 to -0- during the first quarter of fiscal 2002. Maintenance fees decreased $38,100, or approximately 57.9% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $79,757,or approximately 54.6%.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek, Inc. in the amount of $57,440 in revenues for the three months ended April 30, 2000. Previously this income was reported as "Other Income" in the Income Statement. We have restated our Statement of Operations for the three months ended April 30, 2000 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek, Inc. in the amount of $146,199 is included in revenues for the three months ended April 30, 2000.

Our principal sources of revenues were maintenance fees and consulting fees. Maintenance fees represented approximately $27,720 or 29.4% of revenues for the three months ended April 30, 2001 and approximately $65,820 or 29.3% of revenues for the three months ended April 30, 2000. Consulting fees represented approximately $66,442 or 70.6% of revenues for the three months ended April 30, 2001 and approximately $146,199 or 65.1% of revenues for the three months ended April 30, 2000.

The decrease in licensing fees was due to reduced software sales. We believe that reduced sales resulted from a decline in market acceptance of our existing products due to a shift from mainframe/PC access towards internet access. We have been working on developing products that extend our line to work on Microsoft's new ".NET" and XML Web services platform.

We believe that the decrease in maintenance fees was due to the non-renewal of older maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to a reduction in charges for consulting and administrative fees to our affiliate Freetrek, Inc. This reduction in consulting and administrative fees from Freetrek resulted from a decrease in funds available to Freetrek from its financing activities. See the discussion below under "Major Customers."

Our operating expenses were $207,472 for the three months ended April 30, 2001 compared to $241,679 for the comparable three month period of fiscal 2000, a decrease of $34,207 or approximately 14.2%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative costs charged to operations for the three month period ending April 30, 2001 compared to the period ending April 30, 2000.

As a result of all of the foregoing, we incurred a net loss for the first three months of fiscal 2002 of $113,110 compared to a net loss of $17,175 for the first three months of fiscal 2001, an increase of $96,135.

Major Customers
---------------

No individual customer accounted for a significant portion of revenues. We have generated revenues from our affiliate, Freetrek, for work related to the prior and ongoing development, maintenance and enhancement of Freetrek's products. However, Freetrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by Freetrek have come from the proceeds of private placements of Freetrek's securities and of Multi Solutions' securities. If Freetrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from Freetrek most likely will decrease and eventually cease.

Liquidity and Capital Resources
-------------------------------

At April 30, 2001, we had a negative working capital position of ($345,565) compared to a negative working capital position of ($215,932) on January 31, 2001. We continue to experience significant cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

           Descriptions         April 30, 2001      January 31, 2001
           ---------------------------------------------------------

           Working capital
           (deficiency)           ($345,565)            ($215,932)

           Current ratios           0.16:1               0.38:1

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

               None.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MULTI SOFT, INC.


Dated: June 19, 2001           By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer