Form 10QSB
period 2001-07-31
MULTI SOFT INC
filed 2001-09-14
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2001

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

         Class                                      Outstanding at July 31, 2001
-----------------------                             ----------------------------
Common Stock, par value                                       13,709,477
    $.001 per share

Transitional Small Business Format (check one);  Yes [ ]  No [X]

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the six and three months ended July 31, 2001.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2001.

The results reflected for the six and three months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
July 31, 2001 and January 31, 2001
     (Unaudited)

                                                     July 31,       January 31,
                                                       2001            2001
                                                   ------------    ------------
ASSETS
CURRENT ASSETS
     Cash                                          $        403              --
     Accounts Receivable (net of allowance
     of $49,212 and $49,212 respectively                 40,014         110,224
     Prepaid expenses and other current assets           16,346          21,675
                                                   ------------    ------------
                                                         56,763         131,899

FURNITURE AND EQUIPMENT
     Research and Development Equipment                   8,868           8,868
     Office furniture and other equipment                31,209          26,575
                                                   ------------    ------------
                                                         40,077          35,443
     Less: Accumulated Depreciation                     (23,019)        (19,999)
                                                   ------------    ------------
                                                         17,058          15,444

OTHER ASSETS
     Capitalized software development costs           1,617,613       1,512,489
     Less accumulated amortization                     (969,820)       (892,588)
                                                   ------------    ------------
                                                        647,793         619,901

     Due from Multi Solutions, Inc                      347,328         335,559
     Due from Freetrek, Inc.                             16,562           7,227
     Due from NetCast, Inc.                             234,592         234,592
                                                   ------------    ------------

                                                   $  1,320,096    $  1,344,622
                                                   ============    ============

MULTI SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
Ju;y 31, 2001 and January 31, 2001
     (Unaudited)

                                                     July 31,       January 31,
                                                       2001            2001
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                               $     31,470    $     14,783
     Payroll and other taxes payable                     22,724          18,497
     Accounts Payable, Accrued  expenses and
          other  Current Liabilities                    158,849          66,295
     Accrued officer compensation                       143,042         143,042
     Deferred Revenues                                   95,241         105,214
                                                   ------------    ------------

                                                        451,326         347,831

     Deferred compensation due officer/shareholders     586,605         586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477respectively                             13,709          13,709
     Additional paid-in capital, net of deferred
      compensation $0 and $25,257 respectively        6,039,221       6,039,221
     Accumulated deficit                             (5,770,765)     (5,642,744)
                                                   ------------    ------------
                                                        282,165         410,186

                                                   $  1,320,096    $  1,344,622
                                                   ============    ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Six and Three months ended July 31, 2001 and 2000
     (Unaudited)

                                                          Six Months Ended                 Three Months Ended
                                                              July 31,                          July 31,
                                                       2001             2000             2001             2000
                                                   ------------     ------------     ------------     ------------
REVENUES
     License fees                                  $      9,698     $     14,482     $      9,698     $      1,997
     Maintenance fees                                    73,701          117,554           45,981           51,734
     Consulting and Other fees                          168,871          257,269          102,429          111,070
                                                   ------------     ------------     ------------     ------------

          Total revenues                                252,270          389,305          158,108          164,801

EXPENSES
     Software development and technical support         160,005          214,857           76,627          126,229
     Selling and administrative                         220,286          251,459           96,192           98,408
                                                   ------------     ------------     ------------     ------------

          Total expenses                                380,291          466,316          172,819          224,637
                                                   ------------     ------------     ------------     ------------

          Net income (loss)                        ($   128,021)    ($    77,011)    ($    14,711)    ($    59,836)
                                                   ============     ============     ============     ============

          Weighted average shares outstanding        13,709,477       13,709,477       13,709,477       13,709,477
                                                   ============     ============     ============     ============

          Income (Loss)  per share                     (a)              (a)              (a)              (a)
                                                   ============     ============     ============     ============

          (a)  less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
July 31, 2001 and July 31, 2000
     (Unaudited)

                                                                     Six Months Ended
                                                                        July 31,
                                                                   2001           2000
                                                                ----------     ----------
Cash flows from operating activities
     Net (loss)                                                 ($ 128,021)    $  (77,011)
     Adjustments to reconcile net income  to net cash
        provided by operating activities
     Depreciation and amortization                                  80,252         92,603
     Changes in assets and liabilities
     Due to / from Multi Solutions                                 (11,769)        43,416
          Due to/ from Freetrek                                     (9,335)       (21,158)
          Accounts receivable                                       70,210         85,175
          Prepaid expenses and other current assets                  5,329          7,702
          Accrued payroll                                           16,687             --
          Payroll and other taxes payable                            4,227           (865)
          Accounts payable and accrued expenses                     92,554        (29,969)
          Accrued officer compensation                                  --         (9,174)
          Deferred revenues                                         (9,973)       (47,159)
                                                                ----------     ----------

               Net cash provided by operating activities           110,161         43,560

Cash flows from investing activities
     Capital expenditures                                           (4,634)        (6,123)
     Capitalized software development costs                       (105,124)       (48,395)
                                                                ----------     ----------

               Net cash used in investing activities              (109,758)       (54,518)

Cash flows from financing activities
     Amortization of Stock Grants                                       --         14,350
                                                                ----------     ----------

               Net cash provided  by financing activities               --         14,350
                                                                ----------     ----------

               NET INCREASE IN CASH                                    403          3,392

Cash at beginning of year                                               --         13,205
                                                                ----------     ----------

Cash at end of period                                           $      403     $   16,597
                                                                ==========     ==========

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
July 31, 2001
     (Unaudited)

RECLASSIFICATION OF OTHER INCOME TO REVENUE FROM CONSULTING AND OTHER FEES

Consulting, rent and administrative fees charged to Freetrek, Inc., an affiliate, were reflected on prior financial statements as "Other Income" in the category "Other Income (Expense)" on the Statement of Operations. During the six and three months ended July 31, 2001, these fees have been included in "Consulting and Other Fees" in the "Revenues" category on the Statements of Operations. For purposes of comparison, the Statements of Operations for the six and three months ended July 31, 2000 have been restated accordingly.

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

Results of Operations
---------------------

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000 AND THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

We generated revenues during the six months ended July 31, 2001, the first six months of our fiscal year ending January 31, 2002, of $252,270 compared to revenues of $389,305 during the first six months of fiscal 2001. We believe that the decrease of $137,035, or approximately 35.2% was due primarily to a decrease in our license and maintenance fees and consulting fees, primarily to our affiliate Freetrek, Inc. License fee revenue decreased 33.0% from $14,482 in the first six months of fiscal 2001 to $9,698 during the first six months of fiscal 2002. Maintenance fees decreased $43,853 or approximately 37.3% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $88,398, or approximately 34.4%.

We generated revenues during the three months ended July 31, 2001, of $158,108 compared to revenues of $164,801 during the second quarter of fiscal 2001. We believe that the decrease in revenues of $6,693, or approximately 4.1%, was due primarily to a decrease in revenue from maintenance fees and consulting fees, primarily to our affiliate Freetrek, Inc., offset in part by an increase in license fees. License fee revenue increased $7,701, or approximately 385.6%, maintenance fees decreased $5,753, or approximately 11.1% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $8,641,or approximately 7.8%.

Please  note  that  we  have  included   income  derived  from   consulting  and
administrative charges to our affiliate Freetrek, Inc. in the amount of $57,440 in revenues for the six and three months ended July 31,

2000. Previously this income was reported as "Other Income" in the Income Statement. We have restated our Statement of Operations for the six and three months ended July 31, 2000 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek, Inc. in the amount of $146,199 is included in revenues for the six and three months ended July 31, 2000.

Our principal sources of revenues were maintenance fees and consulting fees which represented approximately 96.2% or $242,572 of revenues for the six months ended July 31, 2001 and approximately 96.3% or $374,823 of revenues for the six months ended July 31, 2000. Maintenance fees and consulting fees represented approximately 93.9% or $148,410 of revenues for the three months ended July 31, 2001 and approximately 98.8% or $162,804 for the three months ended July 31, 2000.

The decrease in licensing fees for the six month periods was due to reduced software sales. We believe that reduced sales resulted from a decline in market acceptance of our existing products due to a shift from mainframe/PC access towards internet access. We have been working on developing products that extend our line to work on Microsoft's new ".NET" and XML Web services platform.

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

Our operating expenses were $380,291 for the six months ended July 31, 2001 compared to $466,316 for the comparable six month period of fiscal 2001, a decrease of $86,025 or approximately 18.5%. Our operating expenses for the three months ended July 31, 2001 were $172,819 compared to $224,637 for the comparable three months ended July 31, 2000, a decrease of $51,818 or approximately 23.1%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative costs charged to operations for the six and three month period ending July 31, 2001 compared to the period ending July 31, 2000.

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2002 of $128,021 compared to a net loss of $77,011 for the first six months of fiscal 2001, an increase of $51,010. We incurred a net loss of $14,711 for the three months ended July 31, 2001 compared to a net loss of $59,836, a decrease of $45,125.

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

Liquidity and Capital Resources
-------------------------------

At July 31, 2001, we had a negative working capital position of ($394,563) compared to a negative working capital position of ($215,932) on January 31, 2001. We continue to experience significant cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

      Descriptions              July 31, 2001             January 31, 2001
      --------------------------------------------------------------------

      Working capital
       (deficiency)              ($394,563)                  ($215,932)

      Current ratios                0.13:1                     0.38:1

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

                                  MULTI SOFT, INC.


Dated: September 13, 2001     By: /s/ Charles J. Lombardo
                                  ----------------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer