Form 10QSB
period 2001-10-31
MULTI SOFT INC
filed 2001-12-21
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2001

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

                             Yes  X        No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                              Outstanding at October 31, 2001
-----------------------                     -------------------------------

Common Stock, par value                                13,709,477
     $.001 per share

Transitional Small Business Format (check one);  Yes        No  X
                                                     ---       ---

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the nine and three months ended October 31, 2001.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2001.

The results reflected for the nine and three months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October 31, 2001 and  January 31, 2001
     (Unaudited)

                                                    October 31,     January 31,
                                                       2001            2001
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
   Cash                                             $     1,103              --
   Accounts Receivable (net of allowance
   of $49,212 and $49,212 respectively                  156,755         110,224
   Prepaid expenses and other current assets             25,038          21,675
                                                    -----------     -----------
                                                        182,896         131,899

FURNITURE AND EQUIPMENT
   Research and Development Equipment                     8,868           8,868
   Office furniture and other equipment                  31,209          26,575
                                                    -----------     -----------
                                                         40,077          35,443
   Less: Accumulated Depreciation                       (24,337)        (19,999)
                                                    -----------     -----------
                                                         15,740          15,444

OTHER ASSETS
   Capitalized software development costs             1,677,768       1,512,489
   Less accumulated amortization                     (1,008,436)       (892,588)
                                                    -----------     -----------
                                                        669,332         619,901

   Due from Multi Solutions, Inc                        349,736         335,559
   Due from Freetrek, Inc.                               20,761           7,227
   Due from NetCast, Inc.                               234,592         234,592
                                                    -----------     -----------


                                                    $ 1,473,057     $ 1,344,622
                                                    ===========     ===========

MULTI SOFT, INC.
a  51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
October 31, 2001 and January 31, 2001
     (Unaudited)

                                                    October 31,     January 31,
                                                       2001            2001
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
   Accrued payroll                                  $    60,530     $    14,783
   Payroll and other taxes payable                       19,011          18,497
   Accounts Payable, Accrued  expenses and
      other  Current Liabilities                        170,466          66,295
   Accrued officer compensation                         168,042         143,042
   Deferred Revenues                                    148,606         105,214
                                                    -----------     -----------

                                                        566,655         347,831

   Deferred compensation due officer /shareholders      586,605         586,605

STOCKHOLDERS' DEFICIENCY
   Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477 respectively                            13,709          13,709
   Additional paid-in capital, net of deferred
   compensation $0 and $25,257 respectively           6,039,221       6,039,221
   Accumulated deficit                               (5,733,133)     (5,642,744)
                                                    -----------     -----------
                                                        319,797         410,186


                                                    $ 1,473,057     $ 1,344,622
                                                    ===========     ===========

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Nine and Three months ended October 31, 2001 and 2000
     (Unaudited)

                                                     Nine Months Ended               Three Months Ended
                                                         October 31,                     October 31,
                                                    2001            2000            2001           2000
                                                ------------    ------------    ------------   ------------
REVENUES
   License fees                                 $     42,068    $     34,337    $     32,370   $     19,855
   Maintenance fees                                  119,041         120,101          45,340          2,547
   Consulting and Other fees                         290,296         384,213         121,425        126,944
                                                ------------    ------------    ------------   ------------

      Total revenues                                 451,405         538,651         199,135        149,346

EXPENSES
   Software development and technical support        232,848         315,712          72,843        100,855
   Selling and administrative                        308,946         379,824          88,660        128,365
                                                ------------    ------------    ------------   ------------

      Total expenses                                 541,794         695,536         161,503        229,220
                                                ------------    ------------    ------------   ------------

      Net income (loss)                         ($    90,389)   ($   156,885)   $     37,632   ($    79,874)
                                                ============    ============    ============   ============

      Weighted average shares outstanding         13,709,477      13,709,477      13,709,477     13,709,477
                                                ============    ============    ============   ============

      Income (Loss)  per share                       (a)             (a)             (a)            (a)
                                                ============    ============    ============   ============

      (a) less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
October 31, 2001 and October 31, 2000
     (Unaudited)

                                                            Nine Months Ended
                                                               October 31,
                                                            2001         2000
                                                         ---------    ---------
Cash flows from operating activities
   Net (loss)                                            ($ 90,389)   $(156,885)
   Adjustments to reconcile net income to net cash
      provided by operating activities
   Depreciation and amortization                           120,186      138,179
   Changes in assets and liabilities
         Due to / from Multi Solutions                     (14,177)      82,784
         Due to / from Freetrek                            (13,534)      (1,446)
         Accounts receivable                               (46,531)      80,140
         Prepaid expenses and other current assets          (3,363)      22,653
         Accrued payroll                                    45,747           --
         Payroll and other taxes payable                       514       (1,425)
         Accounts payable and accrued expenses             104,171      (16,292)
         Accrued officer compensation                       25,000      (18,348)
         Deferred revenues                                  43,392      (62,732)
                                                         ---------    ---------

            Net cash provided by operating activities      171,016       66,628


Cash flows from investing activities
   Capital expenditures                                     (4,634)      (9,044)
   Capitalized software development costs                 (165,279)     (87,016)
                                                         ---------    ---------

            Net cash used in investing activities         (169,913)     (96,060)

Cash flows from financing activities
   Amortization of Stock Grants                                 --       22,194
                                                         ---------    ---------

            Net cash provided by financing activities           --       22,194
                                                         ---------    ---------

            NET INCREASE IN CASH                             1,103       (7,238)

Cash at beginning of year                                       --       13,205
                                                         ---------    ---------

Cash at end of period                                    $   1,103    $   5,967
                                                         =========    =========

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
October 31, 2001
(Unaudited)

RECLASSIFICATION OF OTHER INCOME TO REVENUE FROM CONSULTING AND OTHER FEES

Consulting, rent and administrative fees charged to Freetrek, Inc., an affiliate, were reflected on prior financial statements as "Other Income" in the category "Other Income (Expense)" on the Statement of Operations. During the nine and three months ended October 31, 2001, these fees have been included in "Consulting and Other Fees" in the "Revenues" category on the Statements of Operations. For purposes of comparison, the Statements of Operations for the nine and three months ended October 31, 2000 have been restated accordingly.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

Results of Operations
---------------------

NINE MONTHS ENDED  OCTOBER 31, 2001  COMPARED TO NINE MONTHS  ENDED  OCTOBER 31,
--------------------------------------------------------------------------------
2000 AND THREE  MONTHS  ENDED  OCTOBER 31, 2001  COMPARED TO THREE  MONTHS ENDED
--------------------------------------------------------------------------------
OCTOBER 31, 2000
----------------

We generated revenues during the nine months ended October 31, 2001, the first nine months of our fiscal year ending January 31, 2002, of $451,405 compared to revenues of $538,651 during the first nine months of fiscal 2001. We believe that the decrease of $87,246, or approximately 16.2% was due primarily to a decrease in our consulting fees, primarily to our affiliate Freetrek, Inc., offset in part by an increase in license fees. License fee revenue increased 22.5% from $34,337 in the first nine months of fiscal 2001 to $42,068 during the first nine months of fiscal 2002. Maintenance fees decreased $1,060 or approximately 0.9% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $93,917, or approximately 24.5%.

 We generated revenues during the three months ended October 31, 2001, of $199,135 compared to revenues of $149,346 during the third quarter of fiscal 2001. We believe that the increase in revenues of $49,789, or approximately 33.3%, was due primarily to a increase in revenue from license and maintenance fees, offset in part by a decrease in consulting fees, primarily to our affiliate Freetrek, Inc. License fee revenue increased $12,515, or approximately 63.0%, maintenance fees increased $42,793, or approximately 1780.0% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $5,519,or approximately 4.4%.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek, Inc. in the amount of $139,500 in revenues for the nine and three months ended October 31, 2000. Previously this income was reported as "Other Income" in the Income Statement. We have restated our Statement of Operations for the nine and three months ended October 31, 2000 to reflect this change. As a result of this restatement, income derived from consulting and administrative charges to Freetrek, Inc. in the amount of $139,500 is included in revenues for the nine and three months ended October 31, 2000.

Our principal sources of revenues were maintenance fees and consulting fees which represented approximately 90.6% or $409,337 of revenues for the nine months ended October 31, 2001 and approximately 93.6% or $504,314 of revenues for the nine months ended October 31, 2000. Maintenance fees and consulting fees represented approximately 83.7% or $166,765 of revenues for the three months ended October 31, 2001 and approximately 86.7% or $129,491 for the three months ended October 31, 2000.

The increase in licensing fees was due to increased software sales within the quarter ended October 31, 2001.

We believe that the decrease in maintenance fees during the nine month period was due to the non-renewal of older maintenance contracts by customers and that the increase in maintenance fees during the three month period was not due to any specific trend. We believe that the decrease in consulting and other fees was due to a reduction in charges for consulting and administrative fees to our affiliate Freetrek, Inc. This reduction in consulting and administrative fees from Freetrek resulted from a decrease in funds available to Freetrek from its financing activities. See the discussion below under "Major Customers."

We continue to work on developing products that extend our line to work on Microsoft's new ".NET" and XML Web services platform; however, progress is slow due to financial constraints.

Our operating expenses were $541,794 for the nine months ended October 31, 2001 compared to $695,536 for the comparable nine month period of fiscal 2001, a decrease of $153,742 or approximately 22.1%. Our operating expenses for the three months ended October 31, 2001 were $161,503 compared to $229,220 for the comparable three months ended October 31, 2000, a decrease of $67,717 or approximately 29.5%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative costs, primarily a decrease in compensation to officers and administrative staff, charged to operations for the nine and three month period ending October 31, 2001 compared to the period ending October 31, 2000.

As a result of all of the foregoing, we incurred a net loss for the first nine months of fiscal 2002 of $90,389 compared to a net loss of $156,885 for the first nine months of fiscal 2001, a decrease of $66,496. We incurred a net profit of $37,632 for the three months ended October 31, 2001 compared to a net loss of $79,874, a decrease of $117,506.

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

Liquidity and Capital Resources
-------------------------------

At October 31, 2001, we had a negative working capital position of ($383,759) compared to a negative working capital position of ($215,932) on January 31, 2001. We continue to experience significant cash flow problems.

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

We need to obtain significantly additional funds from operations and/or from financing activities. Absent such additional funds, we will be forced to further reduce our operating expenses and our business will be further materially adversely affected. We cannot assure that we will be able to obtain the requisite funds.

Working Capital and Current Ratios:
-----------------------------------

          Descriptions         October 31, 2001   January 31, 2001
          --------------------------------------------------------
          Working capital
          (deficiency)            ($383,759)         ($215,932)

          Current ratios             0.32:1             0.38:1

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

                                   MULTI SOFT, INC.


Dated: December 20, 2001       By: /s/ Charles J. Lombardo
                                   ---------------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer