Form 10KSB
period 2002-01-31
MULTI SOFT INC
filed 2002-05-23
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [X] ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002
                                       OR
            [ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-15976
                   ---------

                                 MULTI SOFT, INC
                 ----------------------------------------------
                 (Name of Small business issuer in its charter)

                New Jersey                              22-2588030
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

          3535 Quakerbridge Road, Hamilton, New Jersey     08619
         ---------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

Issuer's telephone number  (609) 631-7401
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's  revenues for the fiscal year ended January 31, 2002 were $549,543

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average of the closing ask ($.025) and ($.02) bid price of such stock, as of May 15, 2002 is $141,717, based upon $.0225 multiplied by the 6,298,522 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2002, is 13,709,477 shares, all of one class of $.001 par value Common Stock.

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                MULTI SOFT, INC.
                                   Form 10-KSB
                           Year Ended January 31, 2002

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----

PART I........................................................................ 3

ITEM 1.    BUSINESS........................................................... 3

ITEM 2.    PROPERTIES......................................................... 8

ITEM 3.    LEGAL PROCEEDINGS.................................................. 8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 8

PART II....................................................................... 9

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................ 9

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................10

ITEM 7.    FINANCIAL STATEMENTS...............................................12

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES...............................13

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........13

PART III......................................................................13

ITEM 10.   EXECUTIVE COMPENSATION.............................................15

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....17

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................18

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................18

SIGNATURES....................................................................19

SUPPLEMENTAL INFORMATION......................................................20

FINANCIAL STATEMENTS..........................................................F1

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

General
-------

     We were incorporated in January 1985 as a wholly owned subsidiary of Multi Solutions, Inc. As of the date of this report, we are a 51.3% owned subsidiary of Multi Solutions.

     We produce, market and maintain the following products:

     o COMRAD, which stands for Component Object Model Rapid Application Development, for 32 bit Windows 95, 98, 2000, and NT;

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

OUR PRODUCT LINE
----------------

     Our Product line consists of three product sets:

     1.   COMRAD for 32 bit Windows 95, 98, 2000, and NT;
     2.   The WCL product set for Windows 3x, 95, 98, 2000 and NT; and
     3.   INFRONT for DOS and Windows 3x and 95.

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

WCL

     WCL is a toolkit and a set of dynamic linked libraries, commonly referred to as DLLs, that work in conjunction with Windows 3270 emulation products to provide easy integration of data and processing between local area networks, commonly referred to as PC/LANs, and the mainframe. Any of the standard Windows development tools such as Visual Basic, and C++, can be used with WCL to create the client application because WCL is an open architecture. WCL supports the development of GUI front-ends -- client-server applications that use the mainframe as a server and for integrity control and distribution management. The WCL toolkit provides an automated development environment that includes, among other things:

     o    a screen capture mechanism,
     o    screen maintenance and
     o    a screen matching facility.

     In addition, it provides code generation to remove the complexity and development effort associated with building GUI front-end applications. We also have a 32-bit version of our WCL product for Windows 95, 98, 2000 and Windows NT.

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

                                     CLIENTS

     Our past and current client base spans over 40,000 users throughout approximately 125 Fortune 500 companies. Customers* that have licensed our products include:

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

Employees
---------

     We have four full time employees, including two officers and two support personnel. We previously had four technical and engineering personnel, who have been laid off due to our current financial situation. We also have several independent consultants who work for us on an as needed basis. From time to time our officers and employees devote time to our parent, Multi Solutions, and Multi Solution's other subsidiaries.

Competition
-----------

     We operate in a business composed of strong competitors, many of which have substantially greater resources, are better established, and have a longer history of operations than we do. In addition, many competitors have more extensive facilities than those that now or in the foreseeable future will become available to us.

     We compete directly with computer manufacturers, large computer service companies and independent software suppliers. We believe that hundreds of firms that manufacture software applications products are significant competitors, and we are one of the smaller entities in the field.

NetCast, Inc.
-------------

     NetCast, Inc. is a subsidiary of Multi Solutions and was incorporated in April of 1996 to develop new Internet technologies to create a series of products and businesses that would extend the power of advertising on the Internet. We provided services and office space to NetCast at cost for which we have billed approximately $240,000 through January 31, 2000. We charged NetCast for this time. Multi Solutions has guaranteed NetCast's debt to us. In January 2000, Multi Solutions decided to discontinue any further operations of NetCast and, during the year ended January 31, 2002, we recorded a valuation allowance of $200,000 against this debt.

FreeTrek.Com, Inc.
------------------

     FreeTrek, Inc. (formerly FreeTrek.com. Inc.) is a majority owned subsidiary of Multi Solutions that was incorporated under the laws of the state of New Jersey in April 1999. FreeTrek.Com is a business to business to consumer affinity group service company, commonly referred to as a B2B2C affinity group service company, that markets its products and services to businesses, referred to as sponsors, that want to create an Internet community of their current and future customers. FreeTrek refers to this as a virtual private community or VPC. FreeTrek's program, is a complete turnkey service for a sponsor which creates and maintains the sponsor's VPC on the Internet. FreeTrek has not made any sales to date.

     We provided consulting and administrative services and office space to FreeTrek at cost for which we have billed approximately $340,860 and $444,293 for the years ended January 31, 2002 and 2001, respectively. Since FreeTrek's incorporation, Charles J. Lombardo, our chairman, chief executive officer, chief financial officer and treasurer, has devoted and will continue to devote a substantial amount of his time to FreeTrek activities. We charge FreeTrek for this time.

ITEM 2.   DESCRIPTION OF PROPERTIES
          -------------------------

     We previously subleased approximately 3,300 square feet of office space at 4262 US Route 1, Monmouth Junction, New Jersey 08852 from C&S Consulting, Inc., a company owned by our chairman and his wife. C&S Consulting, Inc. leases the space from an unaffiliated party. The lease commenced on December 1, 1993 and was terminable at any time on three months notice. Monthly rent was increased from $5,200 to $5,600 beginning in November 1999. We were responsible for all utilities. We terminated this lease in January 2002.

     In February 2002, we entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. The Company has deposited $6,000 as security with the landlord.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     We are not presently a party to any material litigation; however, certain federal, state taxes, interest and penalties aggregating approximately $13,000 remain unpaid at January 31, 2001. All taxes are presently paid in full.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of our security holders in the last quarter of our fiscal year ended January 31, 2002

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

     (a) Market Information -- Our common stock is traded in the over-the-counter market, and are quoted on The OTC Bulletin Board (symbol: "MSOF").

     The following tables set forth the range of high and low closing bid prices for our common stock on a quarterly basis for the past two fiscal years and the first quarter of fiscal 2003 as reported by Pink Sheets LLC (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions).

Bid Prices
----------

          Period - Fiscal Year 2001                        High            Low
          ----------------------------------------------------------------------
          First Quarter ending April 30, 2000               .94            .25
          Second Quarter ending July 31, 2000               .36            .15
          Third Quarter ending October 31, 2000             .44            .125
          Fourth Quarter ending January 31, 2001            .16            .03


          Period - Fiscal Year 2002                         High            Low
          ----------------------------------------------------------------------
          First Quarter ending April 30, 2001               .12            .05
          Second Quarter ending July 31, 2001               .085           .05
          Third Quarter ending October 31, 2001             .07            .01
          Fourth Quarter ending January 31, 2002            .035           .01

          Period - Fiscal Year 2003                         High            Low
          ----------------------------------------------------------------------
          First Quarter ending April 30, 2002               .02            .015

     (b) Holders -- There were approximately 245 holders of record of the our common stock as of May 15, 2002, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     (c) Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

Issuance of Unregistered Securities
-----------------------------------

     We did not issue any securities during the last quarter of the year ended January 31, 2002 or during the first three quarters of our fiscal year.


ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

Fiscal Year Ended  January 31,  2002  Compared to Fiscal Year Ended  January 31,
--------------------------------------------------------------------------------
2001
----

     We generated revenues for the fiscal year ended January 31, 2002 of $549,453 compared to revenues of $598,048 in fiscal year 2001. We believe that the decrease of $48,505, or approximately 8%, was due primarily to a decrease in our license fees, offset in part by an increase in maintenance fees, and a decrease in consulting fees, primarily to our affiliate, FreeTrek, Inc., for work related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products. FreeTrek is a development stage company and, although it is marketing its products and services, it has yet to make its first sale. Fees paid by FreeTrek have come from the proceeds of private placements of FreeTrek's securities and of Multi Solutions' securities. If FreeTrek is unable to generate substantial revenues or continue to raise funds, revenues received by us from FreeTrek most likely will continue to decrease and eventually cease. License fee revenue decreased $41,680, or approximately 48.6%, and maintenance fees increased $80,752, or approximately 59%. Consulting and other fees, primarily to our affiliate, FreeTrek, Inc. decreased $76,247, or approximately 23%.

     Please note that we have included income derived from consulting to our affiliate Freetrek.Com in the amount of $258,720 in revenues for the fiscal year ended January 31, 2002. Additionally, we have income from administrative fees in the amount of $82,140 reported as other income. Previously this income was reported in revenues in the Statement of Operations. We have restated our Statement of Operations for the fiscal year ended January 31, 2001 to reflect this change. As a result of this restatement, income derived from administrative charges to FreeTrek in the amount of $110,626 are included in other income for the fiscal year ended January 31, 2001.

     Our principal sources of revenues from outside parties were maintenance fees and consulting fees, which represented approximately 45% or $246,760 of revenues for the fiscal year ended January 31, 2002. Maintenance fees and consulting fees represented approximately 30% or $178,638 for the fiscal year ended January 31, 2001.

     We believe that the overall decrease in licensing fees was due primarily to our inability to fund the completion of a version upgrade of COMRAD. We believe that the increase in maintenance fees was due to renewal of maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to the general downturn in the economy combined with the terrorist attacks of September 11, 2001.

     Our operating expenses were $1,057,911 for the fiscal year ended January 31, 2002 compared to $910,473 for the fiscal year ended January 31, 2001, an increase of $147,438, or approximately 16%. The increase was caused by provisions for impairment losses on our capitalized software development costs and amounts due from affiliates. Exclusive of those provisions, our regular recurring operating costs declined by $262,562 (approximately 29%) to $647,911 from $910,473 in the previous fiscal year. We believe that the decrease was the result of lower levels of software development costs related to both consulting and new product development as well as lower selling and administrative costs charged to operations as a result of our cost cutting program for the fiscal year ended January 31, 2002.

     As a result of all of the foregoing, we incurred a net loss for the fiscal year ended January 31, 2002 of $425,419 compared to our net loss of $201,799 for the fiscal year ended January 31, 2001, an increase in the net loss of $223,620.

Liquidity and Capital Resources
-------------------------------

     At January 31, 2002, we had a working capital deficiency of ($491,646) and we continue to experience cash flow problems.

     We have taken various steps to correct this situation, including:

          o    extending  our  product  line  to  operate  within  the  Internet environment;
          o performing work for our affiliate, FreeTrek, related to the prior and ongoing development, maintenance and enhancement of FreeTrek's products;
          o    performing contract consulting services for others; and
          o substantially reducing our regular recurring operating expenses through an aggressive cost cutting program.

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

Working Capital and Current Ratios:
-----------------------------------

          Descriptions                      January 31, 2002    January 31, 2001
          ----------------------------------------------------------------------

          Working capital (deficiency)         ($491,646)          ($215,932)

          Current ratios                         0.09:1              0.38:1

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

                                MULTI SOFT, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED January 31, 2002

                                      INDEX
                                                                          Page #
                                                                          ------
     Report of Independent Certified Public Accountants                     F1

     Balance Sheets - January 31, 2002 and 2001                             F2

     Statements of Operations for Each of the Two Years in the
     Period Ended January 31, 2002                                          F4

     Statements of Changes in Stockholders' Deficiency for Each
     of the Two Years in the Period Ended January 31, 2002                  F5

     Statements of Cash Flows for Each of the Two Years in the
     Period Ended January 31, 2002                                          F6

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

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURES.
          ----------------------

     There have been no changes in, or disagreements with our independent accountants with respect to accounting and/or financial disclosure, during the past two fiscal years. Our accounting firm is Kahn Boyd Levychin, LLP, which is the successor to Stewart W. Robinson, CPA effective with the January 2002 merger of the two accounting firms.

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

     A summary of the business experience for each of our officers and directors is as follows:

     CHARLES J. LOMBARDO, age 59, has been our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Treasurer since January 1985. He has been Multi Solution's Chief Executive Officer and Treasurer since August 1982. From 1972 to 1993, Mr. Lombardo also served as the President of Petro-Art, Ltd., an inactive publicly owned company and its wholly owned subsidiary JCT Enterprises, Inc. Mr. Lombardo was President of Hopewell Graphic Industries from 1969 through 1971 and from 1967 to 1969 was associated with Keystone Computer Associates as a staff member in the Physics Section of the Systems Analysis Department. From 1965 to 1967, Mr. Lombardo served as a scientist in the Plasma Physics Department of Raytheon Space and Information Systems Division. Mr. Lombardo has a Bachelor of Science degree in Physics from Worcester Polytechnic Institute (1964), a Master of Science degree in Physics from Northeastern University (1966) and has continued studies toward a Ph.D. in Theoretical Physics. Mr. Lombardo is a Member of the American Physical Society, The American Mathematical Society, The Society for Industrial and

Applied Mathematics, The American Association of Physics Teachers, and the Philosophy of Science Association.

     MIRIAM G. JARNEY, age 61, has been our Executive Vice President and Secretary and a member of our Board of Directors since January 1985. She has been Executive Vice President, Secretary and a Director of Multi Solutions since January 1982. From 1973 to February 1982, Ms. Jarney was a marketing representative for National CSS, Inc., a computer services company that has since been acquired by Dun & Cst, Inc. From 1972 through 1973, Ms. Jarney was associated with Mathematica, Inc., which originated a Data Base Management System called RAMIS, for which National CSS has exclusive marketing rights. Ms. Jarney has also worked as a computer systems analyst for Western Electric Company and Exxon Corporation. She graduated from the Hebrew University in Jerusalem with a degree in Economics and Statistics and has a Master's degree in Computer Science from Stevens Institute of Technology.

     LARRY SPATZ, age 59, as been a member of our Board of Directors since May 12, 1986, and a director of Multi Solutions since July 14, 1989. He has been Chief Executive Officer and Chairman of the Board of Heartthrob Enterprises, Inc., a restaurant and night club management and development company since September 1985. From 1982 to 1984, Mr. Spatz was President of Universal
Petroleum, Inc. From 1979 to 1982, he was Vice President and a director of Mercantile Trading Company. Mr. Spatz is also a director of Centrex Communications Systems, Inc. and Ultramed, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of Common Stock has failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended January 31, 2002.

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

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                        ANNUAL COMPENSATION                                               LONG TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    AWARDS                      PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
NAME &          FISCAL            SALARY       BONUS    OTHER ANNUAL       RESTRICTED      OPTIONS         LTIP        ALL OTHER
PRINCIPLE        YEAR               ($)         ($)     COMPENSATION       STOCK AWARD       SARS        PAYOUTS      COMPENSATION
POSITION                                                     ($)               ($)                         ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------
CHARLES J.       2002            $50,000         $0      (A)$16,700             $0            $0            $0             $0
LOMBARDO CEO     2001            $50,000         $0      (A) $4,167             $0            $0            $0             $0
                 2000            $54,167         $0      (A)$16,700             $0            $0            $0             $0

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY    2002            $54,167         $0              $0             $0             $0           $0             $0
EXEC. VP         2001            $54,167         $0              $0             $0             $0           $0             $0
                 2000            $54,167         $0      (B)$16,000             $0             $0           $0             $0

------------------------------------------------------------------------------------------------------------------------------------

(A)  Consulting fees.
(B)  Common stock valued at $16,000.

     The following table sets forth information with respect to the Principal Officers concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------------------------------
NAME                          OPTIONS/SARS     PERCENT OF TOTAL OPTIONS/SARS      EXERCISE OR BASE     EXPIRATION DATE
                                 GRANTED       GRANTED TO EMPLOYEES IN FISCAL       PRICE ($/SH)
                                                            YEAR
----------------------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                -0-                       -                           -                    -
----------------------------------------------------------------------------------------------------------------------
MIRIAM JARNEY                      -0-                       -                           -                    -
----------------------------------------------------------------------------------------------------------------------

     The following table sets forth information with respect to the Principal Officers concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

      AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------
                                                        NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                           SHARES          VALUE       UNDERLYING UNEXERCISED       IN-THE-MONEY
                         ACQUIRED ON      REALIZED        OPTIONS/SARS AT           OPTIONS/SARS
NAME                     EXERCISE (#)        ($)              FY-END (#)            AT FY-END ($)
-----------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO          -0-             -0-                 -0-                     -0-
-----------------------------------------------------------------------------------------------------
MIRIAM JARNEY                -0-             -0-                 -0-                     -0-
-----------------------------------------------------------------------------------------------------

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

     During fiscal 1998, Mr. Lombardo and Ms. Jarney accrued a portion of their salaries. The balance due between both officers as of January 31, 2002 is $720,473 including deferred increases of $586,605.


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

----------------------------------------------------------------------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT AND NATURE OF            PERCENT OF CLASS
                                                               BENEFICIAL
                                                               OWNERSHIP
----------------------------------------------------------------------------------------------------------
MULTI SOLUTIONS(1)                                            7,026,722                         51.3%
4262 US ROUTE 1, MONMOUTH JUNCTION, NJ 08852
----------------------------------------------------------------------------------------------------------
CHARLES J. LOMBARDO                                           7,210,955(1)                      52.6%
CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER,
CHIEF FINANCIAL OFFICER, & TREASURER
1511 LAURIE LANE, YARDLEY, PA  19067
----------------------------------------------------------------------------------------------------------
MIRIAM G. JARNEY                                              7,336,722(1)                      53.5%
EXECUTIVE VICE PRESIDENT, SECRETARY, DIRECTOR
21 DOERING WAY, CRANFORD, NJ  07106
----------------------------------------------------------------------------------------------------------
LARRY SPATZ                                                   7,026,722(1)(2)                   51.3%
DIRECTOR
SUITE 332, 401 EAST ILLINOIS ST., CHICAGO, IL 60611
----------------------------------------------------------------------------------------------------------
ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP
(3 PERSONS)                                                   7,410,955(1)                      54.1%
----------------------------------------------------------------------------------------------------------

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

     We used to sublease our office space from C&S Consulting, Inc., a company owned by our Chairman and his wife. For more information, see "Part I. Item 2. Description of Properties").

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
          ---------------------------------------

Exhibits
--------

     3.a Certificate of Incorporation and Certificate of Correction (1) 3.b By-Laws (1)

     10.a Employment Agreement with Charles J. Lombardo (4)
     10.b Employment Agreement with Miriam G. Jarney (4)
     10.c New Facility lease
     10.d Multi Solutions'  Non-Qualified Stock Option Plan, Stock Grant Program
          and Employee Incentive Stock Option Plan (2)
     10.e Amendments to Multi  Solutions'  Non-Qualified  Stock Option and Stock
          Grant Program** (3)

-------------------------

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

Reports of Form 8-K
-------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MULTI SOFT, INC.


Dated: May 16, 2002                     By:  /S/ Charles J. Lombardo
                                           --------------------------
                                           Charles J. Lombardo,
                                           Chief Executive Officer,
                                           Chief Financial Officer
                                           and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                      TITLE                                 DATE

/S/ Charles J. Lombardo                                             May 16, 2002
----------------------------
Charles J. Lombardo             Chairman of the Board of
                                Directors, Chief Executive
                                Officer, Financial Officer,
                                and Treasurer

/S/ Miriam Jarney                                                   May 16, 2002
-----------------------------
Miriam Jarney                   Executive Vice President,
                                Secretary, and Director


/S/ Larry Spatz                                                     May 16, 2002
----------------------------
Larry Spatz                     Director

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

                                 Not Applicable.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors
MULTI SOFT, INC.

We have audited the accompanying balance sheets of MULTI SOFT, INC. (a New Jersey corporation and 51.3% owned subsidiary of Multi Solutions, Inc.) as of January 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULTI SOFT, INC. as of January 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company suffered a loss from operations and has a working capital deficiency, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

KAHN BOYD LEVYCHIN, LLP

New York, New York
May 3, 2002

                                      -F1-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2002 and 2001

                                                                    2002             2001
                                                                ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                                       $      3,207     $         --
     Accounts Receivable (net of allowance
      of $46,219 and $49,212 for 2002 and 2001 respectively)          22,117          110,224
     Prepaid expenses and other current assets                        22,636           21,675
                                                                ------------     ------------
          Total current assets                                        47,960          131,899

PROPERTY AND EQUIPMENT
     Research and Development Equipment                                8,868            8,868
     Office furniture and other equipment                             31,209           26,575
                                                                ------------     ------------
                                                                      40,077           35,443
     Less: Accumulated Depreciation                                  (24,837)         (19,999)
                                                                ------------     ------------
          Property and equipment, net                                 15,240           15,444

OTHER ASSETS
     Capitalized software development costs,
       net of valuation allowance of $210,000 in 2002              1,492,582         1,512,489
     Less accumulated amortization                                (1,047,052)        (892,588)
                                                                ------------     ------------
                                                                     445,530          619,901

     Due from Solutions                                              351,926          335,559
     Due from Freetrek                                               215,730            7,227
     Due from NetCast                                                234,592          234,592
                                                                ------------     ------------
                                                                     802,248          577,378
     Less valuation allowance                                       (200,000)              --
                                                                ------------     ------------
                                                                     602,248          577,378
                                                                ------------     ------------

                                                                $  1,110,978     $  1,344,622
                                                                ============     ============

See notes to financial statements

                                      -F2-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
January 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      2002             2001
                                                                          ------------     ------------
EQUITY
CURRENT LIABILITIES
     Accrued payroll                                                      $     81,817     $     14,783
     Payroll and other taxes payable                                            28,589           18,497
     Accounts payable, accrued  expenses and other current liabilities         169,933           66,295
     Accrued officer compensation                                              133,868          143,042
     Due to officer                                                             52,847               --
     Deferred Revenues                                                          72,552          105,214
                                                                          ------------     ------------
          Total current liabilities                                            539,606          347,831

DEFERRED COMPENSATION DUE OFFICERS/SHAREHOLDERS                                586,605          586,605
                                                                          ------------     ------------
          Total liabilities                                                  1,126,211          934,436

COMMITMENTS AND CONTINGENCIES -- Note E
RELATED PARTY TRANSACTIONS -- Note H
SUBSEQUENT EVENT -- Note I


STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
       $.001 par value, issued and outstanding 13,709,477 shares                13,709           13,709
     Additional paid-in capital                                              6,039,221        6,039,221
     Accumulated deficit                                                    (6,068,163)      (5,642,744)
                                                                          ------------     ------------
                                                                               (15,233)         410,186

                                                                          $  1,110,978     $  1,344,622
                                                                          ============     ============

See notes to financial statements

                                      -F3-

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Years ended January 31, 2002 and 2001

                                                                               2002             2001
                                                                           ------------     ------------
REVENUES
      License fees                                                         $     44,063     $     85,743
      Maintenance fees                                                          218,220          137,468
      Consulting and other fees                                                  28,540           41,170
      Consulting fees from Freetrek affiliate                                   258,720          333,667
                                                                           ------------     ------------

              Total revenues                                                    549,543          598,048


EXPENSES
      Software development and technical support                                279,957          404,131
      Selling and administrative                                                367,954          506,342
      Provision for valuation write-down of software development costs          210,000               --
      Provision for valuation write-down of amounts due from affiliates         200,000               --
                                                                           ------------     ------------

              Total expenses                                                  1,057,911          910,473
                                                                           ------------     ------------

              (Loss) from operations                                           (508,368)        (312,425)

OTHER INCOME
     Administrative charges to Freetrek                                          82,140          110,626
     Interest and other income                                                      809               --
                                                                           ------------     ------------

              Net Loss                                                     $   (425,419)    $   (201,799)
                                                                           ============     ============

              Weighted average shares outstanding                            13,709,477       13,709,477


              (Loss) per share                                             $      (0.03)    $      (0.02)

See notes to financial statements

                                      -F4-

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years ended January 31, 2002 and 2001

                                                                            Total                                         Total
                                                Common Stock               paid in       Deferred       Accumulated    stockholders
                                           Shares          Amount          capital     Compensation       deficit       deficiency
                                         -----------     -----------     -----------    -----------     -----------     -----------
Balance at January 31, 2000               13,709,477     $    13,709     $ 6,039,221    ($   25,257)    ($5,440,945)    $   586,728

Amortization of deferred compensation                                                        25,257                          25,257

Net Loss                                                                                                   (201,799)       (201,799)
                                         -----------     -----------     -----------    -----------     -----------     -----------

Balance at January 31, 2001               13,709,477          13,709       6,039,221             --      (5,642,744)        410,186

Net Loss                                                                                                   (425,419)       (425,419)
                                         -----------     -----------     -----------    -----------     -----------     -----------

Balance at January 31, 2002               13,709,477     $    13,709     $ 6,039,221    $         0     ($6,068,163)    ($   15,233)
                                         ===========     ===========     ===========    ===========     ===========     ===========

See notes to financial statements

                                      -F5-

MULTI -SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Years ended January 31, 2002 and 2001

                                                                               2002             2001
                                                                           ------------     ------------
Cash flows from operating activities
      Net Loss                                                             $   (425,419)    $   (201,799)
      Adjustments to reconcile net loss to net cash
           provided by operating activities
      Depreciation and amortization                                             159,302          184,373
      Provision for valuation write-down of software development costs          210,000               --
      Provision for valuation write-down of amounts due from affiliates         200,000               --

      Changes in assets and liabilities
              Due to / from Multi Solutions                                     (16,367)         112,480
              Due to/ from Freetrek                                            (208,503)          (7,227)
              Accounts receivable                                                88,107           29,386
              Prepaid expenses and other current assets                            (961)          23,316
              Accrued payroll                                                    67,034               --
              Payroll and other taxes payable                                    10,092             (551)
              Accounts payable and accrued expenses                             103,638           16,079
              Accrued officer compensation                                       (9,174)         (18,348)
              Due to officer                                                     52,847               --
              Deferred revenues                                                 (32,662)         (22,318)
                                                                           ------------     ------------

                     Net cash provided  by operating activities                 197,934          115,391


Cash flows from investing activities
      Capital expenditures                                                       (4,634)         (12,751)
      Capitalized software development costs                                   (190,093)        (141,102)
                                                                           ------------     ------------

                     Net cash used in investing activities                     (194,727)        (153,853)


Cash flows from financing activities
      Amortization of stock grants                                                   --           25,257
                                                                           ------------     ------------

                     Net cash provided by financing activities                       --           25,257
                                                                           ------------     ------------


                     NET INCREASE (DECREASE) IN CASH                              3,207          (13,205)

Cash at beginning of year                                                            --           13,205
                                                                           ------------     ------------

Cash at end of year                                                        $      3,207     $         --
                                                                           ============     ============

See notes to financial statements

                                      -F6-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Multi Soft, Inc. "Company" was incorporated on January 29, 1985 under the laws of the State of New Jersey. At January 31, 2002, the Company was 51.3% owned by Multi Solutions, Inc. ("Solutions"). The Company is principally involved in the design, production and delivery of computer applications development software for sale to large corporate customers throughout the United States and overseas.

     The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As of January 31, 2002, the Company's current liabilities exceeded current assets by $491,646 and a net loss of $425,419 was incurred for the year then ended. Additionally, these losses raise doubt that the Company will recover its investment in software development costs ($455,530, net of valuation allowance of $210,000 as of January 31, 2002 - See Note B-2).

     The Company intends to aggressively market its new products, control operating costs and broaden its product base through enhancements of products. Additionally Solutions' subsidiary, FreeTrek, Inc. ("FreeTrek") provided additional income and liquidity to support Soft. The Company also provides consulting and administrative services to FreeTrek, providing additional income and cash flow to defray operating costs.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Property and Equipment
          ----------------------

     Property and equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years.

     Depreciation expense was $4,643 and $4,560 for the years ended January 31, 2002 and 2001 respectively.

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

     The Company is amortizing, over a 60-month period, the capitalized software costs for its Windows-based products. The Company's software engineers are continually modifying and enhancing the existing software products and developing new versions. Unamortized costs relating to Windows products as of January 31, 2002 and 2001 are $445,530 (net of valuation allowance of $210,000) and $619,901 respectively.

                                      -F7-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Amortization expense for 2002 and 2001, for all products, was $154,464 and $179,812 respectively. Write down for impairment of asset value charged to operations for 2002 was $210,000.

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

     5.   Loss Per Share
          --------------

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

     8.   Valuation of long-lived assets
          ------------------------------

     The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has recorded provision for the impairment of long-lived assets at January 31, 2002 as follows: capitalized software development costs - $210,000 and; amounts due from affiliates - $200,000.

     9.   Risks,  uncertainties  and certain  concentrations  of credit risk and
          ----------------------------------------------------------------------
          economic dependency
          -------------------

     The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products and product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, credit and other risks.

     Financial   instruments,   which   potentially   subject   the  Company  to
     concentrations of credit risk, consist principally of cash and accounts receivable.

                                      -F8-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     The Company maintains cash and cash equivalents in bank deposit and money market accounts in one bank, which, at times, may exceed federally insured limits or not be insured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

     9.   New Accounting Pronouncements
          -----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS No. 133 will not have an impact on our financial position or results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 had no material impact on the accompanying financial statements.

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                                      -F9-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE C - INCOME TAXES

     As a result of losses incurred in recent years, the Company has net operating loss carry forwards available to offset future federal taxable income of approximately $4.6 million. These losses expire at various dates through 2022. Therefore, there is no provision for income taxes. Because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $1,598,000 has been provided on the deferred tax asset.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code
     Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change.

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

NOTE D - STOCKHOLDERS' EQUITY

     1.   Stock Transactions
          ------------------

     In the past, the Company had entered into various transactions with Solutions, which adjusted intercompany debt through the issuance of common stock of the respective companies. There have been no transactions of that nature during the reporting period of these financial statements.


     2.   Option and Stock Grant Program
          ------------------------------

     In June 1993, the Company adopted an Employee, Consultant and Advisor Stock and Option Compensation Plan (the Plan). Pursuant to the terms of the Plan, an aggregate of up to 1,000,000 shares of common stock, .001 par value per share (the common stock), and/or options to purchase common stock may be granted to persons who are, at the time of issuance or grant, employees or officers of, or consultants or advisors to, the Company. At January 31, 2002, an aggregate of 1,000,000 shares have been issued pursuant to the Plan.

     Amortization of deferred compensation for the stock grants to employees was $0 and $26,257 for the years ended January 31, 2002 and 2001.

NOTE E - COMMITMENTS AND CONTINGENCIES

     1.   Leases
          ------

     The Company was a subtenant (through January 31, 2002) in office space leased by an entity substantially owned by the Company's chairman and his wife. This lease was on a quarter-by-quarter term with a base rent of $5,600 per month. Rental expense under the lease aggregated approximately $67,750 and $67,200 for the years ended January 31, 2002 and 2001 respectively.

     The Company is a party to equipment operating leases providing for aggregate minimum payments of $12,825 for 2003, and $9,540 for each year from 2004 through 2007.

                                     -F10-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE E - COMMITMENTS AND CONTINGENCIES - Continued

     2.   Employment Agreements
          ---------------------

     The Company has employment agreements with two officers which provide aggregate minimum annual compensation of $200,000 through July 1999, and which are automatically renewed annually.

     These officers, Charles Lombardo and Miriam Jarney, have each relinquished unpaid salaries for the years ended January 31, 2002 and 2001 as follows:


     Year Ended January 31,   Charles Lombardo    Miriam Jarney    Total Relinquished Salaries
              2001                $150,000           $145,833               $295,833
              2002                $133,333           $133,333               $266,666

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

     4.   Litigation
          ----------

     The Company is a defendant in several legal actions arising in the normal course of business. The dispositions of these actions are not expected to have a material effect on the financial position or results of operations of the Company taken as a whole. Management believes that the financial statements include the full potential liabilities that may arise out of these actions.

NOTE F - MAJOR CUSTOMERS

     Except for income from services provided to the Company's affiliate FreeTrek (see Note H - related party transactions), no individual customer accounted for a significant total of revenue in fiscal 2002 and 2001.

NOTE G - SUPPLEMENTAL INFORMATION

     Supplemental disclosures of cash flow information for the years ended January 31, 2002 and 2001 are as follows:

                                                            2002        2001
                                                            ----        ----
          Cash paid during the year for interest            $685        $225
          Cash paid during the year for income taxes        $0          $0

NOTE H - RELATED PARTY TRANSACTIONS

     The Company, from time to time, pays incidental expenses of Solutions and allocates its share of certain expenses for which it charged Solutions $16,227 for 2002 and $24,622 for 2001. These items are charged to intercompany receivable. The Company received no payments during the last two fiscal years. The balance due from Multi Solutions was $351,926 and $335,559 at January 31, 2002 and 2001 respectively.

                                     -F11-

                                Multi Soft, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                            January 31, 2002 and 2001


NOTE H - RELATED PARTY TRANSACTIONS - continued

     The Company provided certain services and office space to NetCast, Inc., a subsidiary of Multi Solutions. The balance due from NetCast, Inc., for such services was $234,592 as of January 31, 2002 and 2001. NetCast has discontinued operations. Although payment of this debt is not expected from NetCast, Multi Solutions has guaranteed this debt to the Company.

     As of January 31, 2002, the Company has provided a valuation allowance for the amounts due from Solutions and NetCast in the amount of $200,000.

     The Company provides office space, consulting and administrative services to its affiliate, FreeTrek. Inc., a Subsidiary of Solutions. The Company billed FreeTrek of $340,860 ($258,720 in consulting fees and $82,140 in administrative charges in 2002. In 2001, the Company billed FreeTrek $444,293 ($333,667 in consulting fees and $110,626 in administrative charges). These amounts are separately stated on the Statement of Operations. Additionally, FreeTrek shared certain expenses with the Company aggregating $21,353 in 2002 and $9,307 in 2001. In connection with these billings, the Company collected payments of $174,100 and $415,156 for the years ended January 31, 2002 and 2002 respectively. As of January 31, 2002 and 2001, the balance due from FreeTrek was $215,730 (of which $143,000 was collected through April 30, 2002) and $7,227 respectively.

NOTE I - SUBSEQUENT EVENT

     In February 2002, the Company entered into an office lease for a two-year term through February 14, 2004. The lease requires monthly payments of $2,000 through January 2003 and $2,125 from February 2003 through January 2004. The Company has deposited $6,000 as security with the landlord.

                                     -F12-