Form 10QSB
period 2002-04-30
MULTI SOFT INC
filed 2002-06-19
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002

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

                3535 Quakerbridge Road, Hamilton New Jersey 08619
                -------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (609) 631-7401
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X          No
                                ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 2002
-----------------------                            -----------------------------

Common Stock, par value                                     13,709,477
       $.001 per share

Transitional Small Business Format (check one);  Yes       No   X
                                                      ---      ---

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the three months ended April 30, 2002.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2002.

The results reflected for the three months ended April 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2002 and January 31, 2002
            (Unaudited)

                                                         April 30,       January 31,
                                                            2002             2002
                                                        ------------     ------------
ASSETS
CURRENT ASSETS
     Cash                                               $      3,505     $      3,207
     Accounts Receivable (net of allowance
      of  $46,219 and $49,212 respectively                    29,765           22,117
     Prepaid expenses and other current assets                20,726           22,636
                                                        ------------     ------------
                                                              53,996           47,960

FURNITURE AND EQUIPMENT
     Research and Development Equipment                        8,868            8,868
     Office furniture and other equipment                     31,209           31,209
                                                        ------------     ------------
                                                              40,077           40,077
     Less: Accumulated Depreciation                          (26,029)         (24,837)
                                                        ------------     ------------
                                                              14,048           15,240

OTHER ASSETS
     Capitalized software development costs                1,707,908        1,702,582
     Less accumulated amortization                        (1,085,668)      (1,047,052)
     Less valuation allowance                               (210,000)        (210,000)
                                                        ------------     ------------
                                                             412,240          445,530

     Due from Multi Solutions, Inc                           352,739          351,926
     Due from Freetrek, Inc.                                 119,623          215,730
     Due from NetCast, Inc.                                  234,592          234,592
                                                        ------------     ------------
                                                             706,954          802,248
    Less valuation allowance                                (200,000)        (200,000)
                                                        ------------     ------------
                                                             506,954          602,248

                                                        $    987,238     $  1,110,978
                                                        ============     ============

MULTI SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
April 30, 2002 and January 31, 2002
            (Unaudited)

                                                         April 30,       January 31,
                                                            2002             2002
                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                    $     45,034     $     81,817
     Payroll and other taxes payable                          30,893           28,589
     Accounts Payable, Accrued  expenses and
          other  Current Liabilities                         165,753          169,933
     Accrued officer compensation                            133,868          133,868
     Due to officer                                           19,646           52,847
     Deferred Revenues                                        64,423           72,552
                                                        ------------     ------------

                                                             459,617          539,606

     Deferred compensation due officers/shareholders         586,605          586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477 for 2002 and 2002 respectively               13,709           13,709
     Additional paid-in capital                            6,039,221        6,039,221
     Accumulated deficit                                  (6,111,914)      (6,068,163)
                                                        ------------     ------------
                                                             (58,984)         (15,233)

                                                        $    987,238     $  1,110,978
                                                        ============     ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
April 30, 2002 and April 30, 2001
            (Unaudited)

                                                              Three Months Ended
                                                                  April 30,
                                                            2002             2002
                                                        ------------     ------------
REVENUES
     License fees                                       $      4,696     $         --
     Maintenance fees                                         39,350           27,720
     Consulting and Other fees                                 7,329            9,002
     Consulting fees from Freetrek affiliate                  21,000           37,500
                                                        ------------     ------------

          Total revenues                                      72,375           74,222

EXPENSES
     Software development and technical support               39,119           83,378
     Selling and administrative                              100,007          124,094
                                                        ------------     ------------

          Total expenses                                     139,126          207,472
                                                        ------------     ------------

          (Loss) income from operations                 ($    66,751)    ($   133,250)

OTHER INCOME
     Administrative charges to Freetrek                       23,000           19,940
                                                        ------------     ------------

          Net loss                                      ($    43,751)    ($   113,310)
                                                        ============     ============

          Weighted average shares outstanding             13,709,477       13,709,477
                                                        ============     ============

          Income (Loss)  per share                           (a)              (a)
                                                        ============     ============

          (a)  less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
April 30, 2002 and April 30, 2001
            (Unaudited)

                                                              Three Months Ended
                                                                  April 30,
                                                            2002             2002
                                                        ------------     ------------
Cash flows from operating activities
     Net income (loss)                                  ($    43,751)    $   (113,310)
     Adjustments to reconcile net income  to net cash
          provided by operating activities
     Depreciation and amortization                            39,808           40,217
     Changes in assets and liabilities
          Due to / from Multi Solutions                         (813)          (1,706)
          Due to/ from Freetrek                               96,107           (3,102)
          Accounts receivable                                 (7,648)          60,543
          Prepaid expenses and other current assets            1,910            5,580
          Accrued payroll                                    (36,783)              --
          Payroll and other taxes payable                      2,304             (957)
          Accounts payable and accrued expenses               (4,180)          36,439
          Due to officer                                     (33,201)              --
          Deferred revenues                                   (8,129)          28,028
                                                        ------------     ------------

            Net cash provided  by operating activities         5,624           51,732

Cash flows from investing activities
     Capital expenditures                                         --           (4,635)
     Capitalized software development costs                   (5,326)         (47,097)
                                                        ------------     ------------

            Net cash used in investing activities             (5,326)         (51,732)
                                                        ------------     ------------

            NET INCREASE (DECREASE) IN CASH                      298               --

Cash at beginning of year                                      3,207               --
                                                        ------------     ------------

Cash at end of period                                   $      3,505     $         --
                                                        ============     ============

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
April 30, 2002
(Unaudited)

RECLASSIFICATION OF REVENUE TO OTHER INCOME FROM ADMINISTRATIVE CHARGES

Rent and administrative fees charged to Freetrek, Inc., an affiliate, were reflected on prior financial statements as "Revenue" on the Statement of Operations. During the three months ended April 30, 2002, these fees have been included in "Other Income" in the category "Other Income" on the Statement of Operations. For purposes of comparison, the Statements of Operations for the three months ended April 30, 2001 have been restated accordingly.

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

Results of Operations
---------------------

Three months ended April 30, 2002 compared to Three months ended April 30, 2001
-------------------------------------------------------------------------------

We generated revenues during the three months ended April 30, 2002, the first three months of our fiscal year ending January 31, 2003, of $72,375 compared to revenues of $74,222 during the first three months of fiscal 2002. We believe that the decrease of $1,847, or approximately 2.5%, was due primarily to a decrease in our consulting fees, primarily to our affiliate Freetrek, Inc., offset in part by increases in license and maintenance fees. License fee revenue increased from $0 in the first quarter of fiscal 2002 to $4,696 during the first quarter of fiscal 2003. Maintenance fees increased $11,630, or approximately 42.0% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $18,173,or approximately 39.1%.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek, Inc. in the amount of $23,000 in "Other Income" for the three months ended April 30, 2002. Previously this income was reported as "Revenues" in the Income Statement. We have restated our Statement of Operations for the three months ended April 30, 2001 to reflect this change.

Our principal sources of revenues were license fees and maintenance fees. License and maintenance fees represented approximately $44,046 or 60.9% of revenues for the three months ended April 30, 2002 and approximately $27,720 or 37.3% of revenues for the three months ended April 30, 2001. Consulting fees represented approximately $28,329 or 39.1% of revenues for the three months ended April 30, 2002 and approximately $46,502 or 62.7% of revenues for the three months ended April 30, 2001.

We believe that the increase in licensing fees was due to increased software sales. We believe that the increase in maintenance fees was due to renewal of maintenance contracts by customers.. We believe that the decrease in consulting and other fees was due to a reduction in charges for consulting and administrative fees to our affiliate Freetrek, Inc. This reduction in consulting and administrative fees from Freetrek resulted from a decrease in funds available to Freetrek from its financing activities. See the discussion below under "Major Customers."

Our operating expenses were $139,126 for the three months ended April 30, 2002 compared to $207,472 for the comparable three month period of fiscal 2002, a decrease of $68,346 or approximately 32.9%. We believe that the decrease was a result of both lower levels of software development costs as well as a reduction in selling and administrative costs charged to operations for the three month period ending April 30, 2002 compared to the period ending April 30, 2001.

As a result of all of the foregoing, we incurred a net loss for the first three months of fiscal 2003 of $43,751 compared to a net loss of $113,310 for the first three months of fiscal 2002, a decrease of $69,559.

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

Liquidity and Capital Resources
-------------------------------

At April 30, 2002, we had a negative working capital position of ($405,621) compared to a negative working capital position of ($491,646) on January 31, 2002. We continue to experience significant cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

          Descriptions                 April 30, 2002     January 31, 2002
          ----------------------------------------------------------------

          (deficiency)                   ($ 405,621)         ($ 491,646)

          Current ratios                   0.16:1              0.09:1

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

                              MULTI SOFT, INC.


Dated: June 17, 2002          By: /s/ Charles J. Lombardo
                                  ------------------------------------
                                  Charles J. Lombardo, Chief Executive Officer, Chief Financial Officer and Treasurer