Form 10QSB
period 2002-07-31
MULTI SOFT INC
filed 2002-09-19
CIK 766404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to
                                                        ---

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

         Class                                     Outstanding at July 31, 2002
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

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which we consider necessary for the fair presentation of our results for the six and three months ended July 31, 2002.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with our audited financial statements at, and for the fiscal year ended January 31, 2002.

The results reflected for the six and three months ended July 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

MULTI SOFT, INC.
a 51.3% owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
July 31, 2002 and  January 31, 2002
            (Unaudited)

                                                              July 31,       January 31,
                                                                2002             2002
                                                            ------------     ------------

ASSETS
CURRENT ASSETS
     Cash                                                   $         --     $      3,207
     Accounts Receivable (net of allowance
         of $49,212 and $49,212 respectively                      35,210           22,117
     Prepaid expenses and other current assets                    40,566           22,636
                                                            ------------     ------------
                                                                  75,776           47,960

FURNITURE AND EQUIPMENT
     Research and Development Equipment                            8,868            8,868
     Office furniture and other equipment                         31,209           31,209
                                                            ------------     ------------
                                                                  40,077           40,077
     Less: Accumulated Depreciation                              (27,300)         (24,837)
                                                            ------------     ------------
                                                                  12,777           15,240

OTHER ASSETS
     Capitalized software development costs                    1,708,549        1,702,582
     Less accumulated amortization                            (1,124,284)      (1,047,052)
     Less valuation allowance                                   (210,000)        (210,000)
                                                            ------------     ------------
                                                                 374,265          445,530

     Due from Multi Solutions, Inc                               359,477          351,926
     Due from Freetrek, Inc.                                     139,014          215,730
     Due from NetCast, Inc.                                      234,592          234,592
                                                            ------------     ------------
                                                                 733,083          802,248
     Less valuation allowance                                   (200,000)        (200,000)
                                                            ------------     ------------
                                                                 533,083          602,248

                                                            $    995,901     $  1,110,978
                                                            ============     ============

MULTI SOFT, INC.
a  51.3 % owned subsidiary of Multi Solutions, Inc.
BALANCE SHEETS
July 31, 2002 and January 31, 2002
            (Unaudited)

                                                              July 31,       January 31,
                                                                2002             2002
                                                            ------------     ------------

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY
CURRENT LIABILITIES
     Accrued payroll                                        $     67,034     $     81,817
     Payroll and other taxes payable                              30,899           28,589
     Accounts Payable, Accrued  expenses and
            other Current Liabilities                            164,746          169,933
     Accrued officer compensation                                133,868          133,868
     Due to officer                                               31,146           52,847
     Deferred Revenues                                            49,431           72,552
                                                            ------------     ------------

                                                                 477,124          539,606

     Deferred compensation due officer /shareholders             586,605          586,605

STOCKHOLDERS' DEFICIENCY
     Common stock, authorized 30,000,000 shares
      $.001 par value, issued and outstanding
      13,709,477 for 2002 respectively                            13,709           13,709
      Additional paid-in capital                               6,039,221        6,039,221
      Accumulated deficit                                     (6,120,758)      (6,068,163)
                                                            ------------     ------------
                                                                 (67,828)         (15,233)

                                                            $    995,901     $  1,110,978
                                                            ============     ============

MULTI SOFT, INC
a 51.3% owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF OPERATIONS
Six and Three months ended July 31, 2002 and 2001
            (Unaudited)

                                                          Six Months Ended                 Three Months Ended
                                                               July 31,                          July 31,
                                                        2002             2001             2002             2001
                                                    ------------     ------------     ------------     ------------

REVENUES
      License fees                                  $     16,252     $      9,698     $     11,556     $      9,698
      Maintenance fees                                    74,791           73,701           35,441           45,981
      Consulting and Other fees                           17,890           22,781           10,561           13,779
      Consulting fees from Freetrek affiliate             42,000           87,750           21,000           50,250
                                                    ------------     ------------     ------------     ------------

             Total revenues                              150,933          193,930           78,558          119,708

EXPENSES
      Software development and technical support          78,141          160,005           39,022           76,627
      Selling and administrative                         164,437          220,286           64,430           96,192
                                                    ------------     ------------     ------------     ------------

             Total expenses                              242,578          380,291          103,452          172,819
                                                    ------------     ------------     ------------     ------------

             (Loss) income from operations               (91,645)        (186,361)         (24,894)         (53,111)

OTHER INCOME
     Administrative charges to Freetrek                   39,050           58,340           16,050           38,400
                                                    ------------     ------------     ------------     ------------

             Net income (loss)                      ($    52,595)    ($   128,021)    ($     8,844)    ($    14,711)
                                                    ============     ============     ============     ============

             Weighted average shares outstanding      13,709,477       13,709,477       13,709,477       13,709,477
                                                    ============     ============     ============     ============

             Income (Loss)  per share                   (a)              (a)              (a)              (a)
                                                    ============     ============     ============     ============

          (a)  less than $.01 per share

MULTI -SOFT, INC.
a 51.3 % owned subsidiary of Multi Solutions, Inc.
STATEMENTS OF CASH FLOWS
Six Months ended July 31, 2002 and July 31, 2001
            (Unaudited)

                                                                       July 31,
                                                                2002             2001
                                                            ------------     ------------
Cash flows from operating activities
      Net income (loss)                                     ($    52,595)    $   (128,021)
      Adjustments to reconcile net income  to net cash
           provided by operating activities
      Depreciation and amortization                               79,695           80,252
      Changes in assets and liabilities
             Due to / from Multi Solutions                        (7,551)         (11,769)
             Due to/ from Freetrek                                76,716           (9,335)
             Accounts receivable                                 (13,093)          70,210
             Prepaid expenses and other current assets           (17,930)           5,329
             Accrued payroll                                     (14,783)          16,687
             Payroll and other taxes payable                       2,310            4,227
             Accounts payable and accrued expenses                (5,187)          92,554
             Due to officer                                      (21,701)              --
             Deferred revenues                                   (23,121)          (9,973)
                                                            ------------     ------------

                    Net cash provided by operating
                      activities                                   2,760          110,161

Cash flows from investing activities
      Capital expenditures                                            --           (4,634)
      Capitalized software development costs                      (5,967)        (105,124)
                                                            ------------     ------------

                    Net cash used in investing
                      activities                                  (5,967)        (109,758)

                    NET INCREASE (DECREASE) IN CASH               (3,207)             403

Cash at beginning of year                                          3,207               --
                                                            ------------     ------------

Cash at end of period                                       $         --     $        403
                                                            ============     ============

MULTI SOFT, INC.
NOTE TO FINANCIAL STATEMENTS
July 31, 2002
(Unaudited)

RECLASSIFICATION OF REVENUE TO OTHER INCOME FROM ADMINISTRATIVE CHARGES

 Rent and administrative fees charged to Freetrek, Inc., an affiliate, were reflected on prior financial statements as "Revenue" on the Statement of Operations. During the six and three months ended July 31, 2002, these fees have been included in "Other Income" in the category "Other Income" on the Statement of Operations. For purposes of comparison, the Statements of Operations for the six and three months ended July 31, 2001 have been restated accordingly.

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

Results of Operations
---------------------

Six months  ended July 31, 2002  compared to Six months  ended July 31, 2001 and
--------------------------------------------------------------------------------
Three Months ended July 31, 2002 compared to Three months ended July 31, 2001
-----------------------------------------------------------------------------

We generated revenues during the six months ended July 31,2002, the first six months of our fiscal year ending January 31, 2003, of $150,933 compared to revenues of $193,930 during the first six months of fiscal 2002. We believe that the decrease of $42,997, or approximately 22.2%, was due primarily to a decrease in our consulting fees, primarily to our affiliate Freetrek, Inc., offset in part by increases in license and maintenance fees. License fee revenue increased from $9,698 in the first six months of fiscal 2002 to $16,252 during the first six months of fiscal 2003. Maintenance fees increased $1,090, or approximately 1.5% and consulting and other fees, primarily to our affiliate Freetrek, Inc., decreased $50,641,or approximately 45.8%.

We generated revenues during the three months ended July 31, 2002, of $78,558 compared to revenues of $119,708 during the second quarter of fiscal 2002. We believe that the decrease in revenues of $41,150, or approximately 34.4%, was due primarily to a decrease in revenue from consulting fees, primarily to our affiliate Freetrek, Inc, and maintenance fees, offset in part by an increase in license fees.

Please note that we have included income derived from consulting and administrative charges to our affiliate Freetrek, Inc. in the amount of $39,050 in "Other Income" for the six and three months ended July 31, 2002. Previously this income was reported as "Revenues" in the Income Statement. We have restated our Statement of Operations for the six and three months ended July 31, 2001 to reflect this change.

Our principal sources of revenues were license fees and maintenance fees. License and maintenance fees represented approximately $91,043 or 60.3% of revenues for the six months ended July 31, 2002 and approximately $83,399 or 57.04% of revenues for the six months ended July 31, 2001. Consulting fees represented approximately $31,561 or 40.2% of revenues for the three months ended July 31, 2002 and approximately $64,029 or 53.4% of revenues for the three months ended July 31, 2001.

We believe that the increase in licensing fees was due to increased software sales within the quarter ended July 31, 2002. We believe that the increase in maintenance fees was due to renewal of maintenance contracts by customers. We believe that the decrease in consulting and other fees was due to a reduction in charges for consulting fees to our affiliate Freetrek, Inc. This reduction in consulting fees from Freetrek resulted from a decrease in funds available to Freetrek from its financing activities. See the discussion below under "Major Customers."

Our operating expenses were $242,578 for the six months ended July 31, 2002 compared to $380,291 for the comparable six month period of fiscal 2002, a decrease of $137,713 or approximately 36.2%. Our operating expenses for the three months ended July 31, 2002 were $103,452 compared to $172,819 for the comparable three months ended July 31, 2001, a decrease of $69,367 or approximately 40.1%. We believe that the decrease was a result of both lower levels of software development costs (principally related to development services provided to Freetrek) as well as a reduction in selling and administrative costs charged to operations for the six and three month period ending July 31, 2002 compared to the period ending July 31, 2001. The reduction in selling and administrative expenses were a direct result of our cost cutting initiative. We moved our operations to smaller, less expensive premises saving approximately $24,000 in rent for six months and $12,000 for three months. Our utility bills in the new smaller space were substantially reduced. We cut our staff, thereby reducing payrolls by approximately $23,000 for six months and $11,000 for three months. Other overhead reductions aggregating $18,000 for the six months and $9,000 for the three months resulted from cutbacks in marketing expenditures and changes in our internet service provider.

As a result of all of the foregoing, we incurred a net loss for the first six months of fiscal 2003 of $52,595 compared to a net loss of $128,021 for the first six months of fiscal 2002, a decrease of $75,426. We incurred a net loss of $8,844 for the three months ended July 31, 2002 compared to a net loss of $14,711 for the three months ended July 31, 2001, a decrease of $5,867.

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

Liquidity and Capital Resources
-------------------------------

At July 31, 2002, we had a negative working capital position of ($401,348) compared to a negative working capital position of ($491,646) on January 31, 2002. We continue to experience significant cash flow problems.

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

Working Capital and Current Ratios:
-----------------------------------

     Descriptions              July 31, 2002              January 31, 2002
     ---------------------------------------------------------------------

     Working capital
     (deficiency)               ($401,348)                   ($491,646)

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

                                   MULTI SOFT, INC.


Date September 19, 2002            By: /s/ Charles J. Lombardo
                                       -----------------------------------------
                                   Charles J. Lombardo, Chief Executive Officer,
                                   Chief Financial Officer and Treasurer

     CERTIFICATIONS

Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

     I, Charles  Lombardo,  Chairman of the Board of Directors,  Chief Executive
Officer, Chief Financial Officer and Treasurer of Multi Soft, Inc. (the "Company") certify that:

          (1) I have reviewed this quarterly report on Form 10-QSB of Multi Soft, Inc.;

          (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.


                                        ---------------------------
                                        Charles Lombardo
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                        September 19, 2002

18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

     In connection with the Quarterly Report of Multi Soft, Inc. (the "Company") on Form 10-QSB for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Lombardo, Chief Executive Officer of the Company and Chief Financial Officer of the Company, in both capacities, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        ---------------------------
                                        Charles Lombardo
                                        Chief Executive Officer and
                                        Chief Financial Officer
                                        September 19, 2002