Form 10-Q
period 2013-04-30
MULTI SOFT II, INC
filed 2013-06-13
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2013

MULTI SOFT II, INC.
(Exact name of registrant as specified in its charter)

Florida	000-15976	22-2588030
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)

4400 Biscayne Boulevard, 10th Floor
Miami, Florida 33137
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

100 S.E. Second Street, Suite 3200
Miami, Florida 33131
(Former address, if changed since last report)

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
☒ Yes ☐ No

At June 13, 2013, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	April 30, 2013	January 31, 2013

ASSETS

Current Assets:
Cash	$263	$5,217
Total Assets	$263	$5,217

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$51,918	$40,352
Total current liabilities	51,918	40,352

Due to Shareholder	142,163	138,623

Total liabilities	194,081	178,975

Shareholders' Deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(213,038)	(213,038)
Deficit accumulated during the development stage	(63,336)	(43,276)
Total shareholders' deficiency	(193,818)	(173,758)
Total liabilities and shareholders' deficiency	$263	$5,217

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Cumulative Period From August 17, 2012 to April 30, 2013
	April 30, 2013	April 30, 2012

REVENUE	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	16,520	13,487	53,443
Total operating expenses	16,520	13,487	53,443

LOSS FROM OPERATIONS	(16,520)	(13,487)	(53,443)

OTHER EXPENSE
Interest expense	(3,540)	—	(9,893)
Total other expense	(3,540)	—	(9,893)

LOSS BEFORE TAXES	(20,060)	(13,487)	(63,336)

Income tax provision	—	—	—

NET LOSS	$(20,060)	$(13,487)	$(63,336)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional		Deficit Accumulated During the Development Stage
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(43,276)	$(173,758)

Net loss	—	—	—	—	(20,060)	(20,060)

Balances - April 30, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(63,336)	$(193,818)

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended		Cumulative Period From August 17, 2012 to April 30, 2013
	April 30, 2013	April 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(20,060)	$(13,487)	$(63,336)
Adjustments to reconcile net loss to net cash from operating activities:
Legal and professional fess paid by shareholder	—	6,538	—
Increase in accounts payable and accrued expenses	15,106	6,949	3,599
Net cash used in operating activities	(4,954)	—	(59,737)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	—	60,000
Net cash provided by financing activities	—	—	60,000

NET CHANGE IN CASH	(4,954)	—	263

CASH AT BEGINNING OF PERIOD	5,217	—	—

CASH AT END OF PERIOD	$263	$—	$263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Payment of accounts payable by shareholder	$—	$9,500

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

The unaudited interim condensed financial statements of the Company as of April 30, 2013 and for the three months ended April 30, 2013 and 2012 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2013 and the results of its operations and its cash flows for the three months ended April 30, 2013 and 2012. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

As of April 30, 2013, the Company had approximately $276,000 of net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards expire through the year 2033 and are subject to limitations

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

as a result of the conversion convertible debentures that resulted in a change in control of the Company on May 25, 2011.

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

NOTE 2. DUE TO SHAREHOLDER

The Company's majority shareholder incurred legal and professional fees on behalf of the Company of $6,538 for the three months ended April 30, 2012.

In April 2012, the Company executed a credit facility agreement (the "credit facility") with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $250,000, as amended on May 7, 2013, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual interest of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $142,163 and $138,623 as of April 30, 2013 and January 31, 2013, respectively.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $250,000, as amended on May 7, 2013, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Recent Developments

In April 2012 we entered into an 11% revolving credit promissory note ("credit facility") in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013, and the outstanding balance owed to Vector as of April 30, 2013 was $142,163. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Results of Operations

Comparison of Three Months Ended April 30, 2013 and 2012

Revenues. We did not generate revenues for the three months ended April 30, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2013 and 2012, were $16,520 and $13,487, respectively. During the three months ended April 30, 2013 and 2012, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $3,540 and $0 for the three months ended April 30, 2013 and 2012, respectively. The other expense of $3,540 for the three months ended April 30, 2013 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended April 30, 2013 and 2012 was $20,060 and $13,487, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2013, we had a cash balance of $263, total liabilities of $194,081 and a negative working capital balance of approximately $51,700.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013, and the outstanding principal and interest balance owed to Vector as of April 30, 2013 was $142,163. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Discussion of Cash Flows

For the three months ended April 30, 2013, net cash and cash equivalents decreased by $4,954. Net cash used in operations was $4,954. For the three months ended April 30, 2013, no cash was provided by investing activities or financing activities.

No cash was used in operating activities for the three months ended April 30, 2012. No cash was provided by investing activities or financing activities for the three months ended April 30, 2012.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013 which had an outstanding principal and interest balance of $142,163 as of April 30, 2013.

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

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

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

As of April 30, 2013, we have net operating loss carryforwards of approximately $276,000. The carryforwards expire through the year 2033. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

Dated:	June 13, 2013	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer