Form 10-Q
period 2013-07-31
MULTI SOFT II, INC
filed 2013-09-06
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2013

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
☒ Yes ☐ No

At September 6, 2013, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of July 31, 2013 and January 31, 2013	3

	Condensed Statements of Operations for the three and six months ended July 31, 2013 and 2012, and for the cumulative period from August 17, 2012 to July 31, 2013	4

	Condensed Statement of Shareholders' Deficiency for the six months ended July 31, 2013	5

	Condensed Statements of Cash Flows for the six months ended July 31, 2013 and 2012, and for the cumulative period from August 17, 2012 to July 31, 2013	6

	Notes to the Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	July 31, 2013	January 31, 2013

ASSETS

Current Assets:
Cash	$15,821	$5,217
Total Assets	$15,821	$5,217

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$48,212	$40,352
Total current liabilities	48,212	40,352

Due to Shareholder	186,388	138,623

Total liabilities	234,600	178,975

Shareholders' Deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(213,038)	(213,038)
Deficit accumulated during the development stage	(88,297)	(43,276)
Total shareholders' deficiency	(218,779)	(173,758)
Total liabilities and shareholders' deficiency	$15,821	$5,217

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative Period From August 17, 2012 to July 31, 2013
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	20,736	24,075	37,256	37,562	74,179
Total operating expenses	20,736	24,075	37,256	37,562	74,179

LOSS FROM OPERATIONS	(20,736)	(24,075)	(37,256)	(37,562)	(74,179)

OTHER EXPENSE
Interest expense	(4,225)	(1,749)	(7,765)	(1,749)	(14,118)
Total other expense	(4,225)	(1,749)	(7,765)	(1,749)	(14,118)

LOSS BEFORE TAXES	(24,961)	(25,824)	(45,021)	(39,311)	(88,297)

Income tax provision	—	—	—	—	—

NET LOSS	$(24,961)	$(25,824)	$(45,021)	$(39,311)	$(88,297)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional		Deficit Accumulated During the Development Stage
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(43,276)	$(173,758)

Net loss	—	—	—	—	(45,021)	(45,021)

Balances - July 31, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(88,297)	$(218,779)

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative Period From August 17, 2012 to July 31, 2013
	July 31, 2013	July 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(45,021)	$(39,311)	$(88,297)
Adjustments to reconcile net loss to net cash from operating activities:
Legal and professional fess paid by shareholder	—	15,869	—
Increase in accounts payable and accrued expenses	15,625	23,442	4,118
Net cash used in operating activities	(29,396)	—	(84,179)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	—	100,000
Net cash provided by financing activities	40,000	—	100,000

NET CHANGE IN CASH	10,604	—	15,821

CASH AT BEGINNING OF PERIOD	5,217	—	—

CASH AT END OF PERIOD	$15,821	$—	$15,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Payment of accounts payable by shareholder	$—	$14,500

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations.

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

The unaudited interim condensed financial statements of the Company as of July 31, 2013 and for the three and six months ended July 31, 2013 and 2012 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

adjustments, necessary to present fairly the financial position of the Company at July 31, 2013 and the results of its operations and its cash flows for the three and six months ended July 31, 2013 and 2012. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

As of July 31, 2013, the Company had approximately $301,000 of net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards expire through the year 2033 and are subject to limitations as a result of the conversion convertible debentures that resulted in a change in control of the Company on May 25, 2011.

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

NOTE 2. DUE TO SHAREHOLDER

The Company's majority shareholder incurred legal and professional fees on behalf of the Company of $9,331 and $15,869 for the three and six months ended July 31, 2012, respectively.

In April 2012, the Company executed a credit facility agreement (the "credit facility") with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $250,000, as amended on May 7, 2013, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual interest of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $186,388 and $138,623 as of July 31, 2013 and January 31, 2013, respectively.

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

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Recent Developments

In April 2012 we entered into an 11% revolving credit promissory note ("credit facility") in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013, and the outstanding balance owed to Vector as of July 31, 2013 was $186,388. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Results of Operations

Comparison of Three Months Ended July 31, 2013 and 2012

Revenues. We did not generate revenues for the three months ended July 31, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2013 and 2012, were $20,736 and $24,075, respectively. During the three months ended July 31, 2013 and 2012, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $4,225 and $1,749 for the three months ended July 31, 2013 and 2012, respectively. Other expense for the three months ended July 31, 2013 and 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended July 31, 2013 and 2012 was $24,961 and $25,824, respectively.

Comparison of Six Months Ended July 31, 2013 and 2012

Revenues. We did not generate revenues for the six months ended July 31, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2013 and 2012, were $37,256 and $37,562, respectively. During the six months ended July 31, 2013 and 2012, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $7,765 and $1,749 for the six months ended July 31, 2013 and 2012, respectively. Other expense for the six months ended July 31, 2013 and 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the six months ended July 31, 2013 and 2012 was $45,021 and $39,311, respectively.

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2013, we had a cash balance of $15,821, total liabilities of $234,600 and a negative working capital balance of approximately $32,400.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013, and the outstanding principal and interest balance owed to Vector as of July 31, 2013 was $186,388. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2013, net cash and cash equivalents increased by $10,604. Net cash used in operations was $29,396. For the six months ended July 31, 2013, no cash was provided by investing activities, while cash provided by financing activities was $40,000.

No cash was used in operating activities for the six months ended July 31, 2012. No cash was provided by investing activities or financing activities for the six months ended July 31, 2012.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $250,000, as amended on May 7, 2013 which had an outstanding principal and interest balance of $186,388 as of July 31, 2013.

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
(A DEVELOPMENT STAGE COMPANY)

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

As of July 31, 2013, we have net operating loss carryforwards of approximately $301,000. The carryforwards expire through the year 2033. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

Dated:	September 6, 2013	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer