Form 10-Q
period 2013-10-31
MULTI SOFT II, INC
filed 2013-11-25
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2013

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
☒ Yes ☐ No

At November 25, 2013, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

TABLE OF CONTENTS

		Pages
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheets as of October 31, 2013 and January 31, 2013	3

	Condensed Statements of Operations for the three and nine months ended October 31, 2013 and 2012, and for the cumulative period from August 17, 2012 to October 31, 2013	4

	Condensed Statement of Shareholders' Deficiency for the nine months ended October 31, 2013	5

	Condensed Statements of Cash Flows for the nine months ended October 31, 2013 and 2012, and for the cumulative period from August 17, 2012 to October 31, 2013	6

	Notes to the Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	October 31, 2013	January 31, 2013

ASSETS

Current Assets:
Cash	$20,158	$5,217
Total Assets	$20,158	$5,217

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$48,000	$40,352
Total current liabilities	48,000	40,352

Due to Shareholder	216,408	138,623

Total liabilities	264,408	178,975

Shareholders' Deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(213,038)	(213,038)
Deficit accumulated during the development stage	(113,768)	(43,276)
Total shareholders' deficiency	(244,250)	(173,758)
Total liabilities and shareholders' deficiency	$20,158	$5,217

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative Period From August 17, 2012 to October 31, 2013
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	20,451	27,398	57,707	64,960	94,630
Total operating expenses	20,451	27,398	57,707	64,960	94,630

LOSS FROM OPERATIONS	(20,451)	(27,398)	(57,707)	(64,960)	(94,630)

OTHER EXPENSE
Interest expense	(5,020)	(3,058)	(12,785)	(4,807)	(19,138)
Total other expense	(5,020)	(3,058)	(12,785)	(4,807)	(19,138)

LOSS BEFORE TAXES	(25,471)	(30,456)	(70,492)	(69,767)	(113,768)

Income tax provision	—	—	—	—	—

NET LOSS	$(25,471)	$(30,456)	$(70,492)	$(69,767)	$(113,768)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.06)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional		Deficit Accumulated During the Development Stage
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit		Total

Balances - January 31, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(43,276)	$(173,758)

Net loss	—	—	—	—	(70,492)	(70,492)

Balances - October 31, 2013	1,233,853	$1,233	$81,323	$(213,038)	$(113,768)	$(244,250)

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative Period From August 17, 2012 to October 31, 2013
	October 31, 2013	October 31, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(70,492)	$(69,767)	$(113,768)
Adjustments to reconcile net loss to net cash from operating activities:
Legal and professional fess paid by shareholder	—	15,869	—
Increase in accounts payable and accrued expenses	20,433	16,342	8,926
Net cash used in operating activities	(50,059)	(37,556)	(104,842)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	65,000	60,000	125,000
Net cash provided by financing activities	65,000	60,000	125,000

NET CHANGE IN CASH	14,941	22,444	20,158

CASH AT BEGINNING OF PERIOD	5,217	—	—

CASH AT END OF PERIOD	$20,158	$22,444	$20,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Payment of accounts payable by shareholder	$—	$14,500

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

The unaudited interim condensed financial statements of the Company as of October 31, 2013 and for the three and nine months ended October 31, 2013 and 2012 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2013 and the results of its operations and its cash flows for the three and nine months ended October 31, 2013 and 2012. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

(B) Development Stage Entity

The Company believes that under the guidance outlined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, Development Stage Entity ("ASC 915"), it did not become a development stage entity until August 17, 2012, when it commenced operations which constitute “establishing a business” as defined in ASC 810, Consolidation.
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

(F) Recently Issued Accounting Standards

Because the Company has been reorganized and has not yet transacted any business, the new accounting standards have no significant impact on the condensed financial statements and related disclosures. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2. DUE TO SHAREHOLDER

The Company's majority shareholder incurred legal and professional fees on behalf of the Company of $0 and $15,869 for the three and nine months ended October 31, 2012, respectively.

In April 2012, the Company executed a credit facility agreement (the "Credit Facility") with its majority shareholder providing for the repayment of all costs in excess of $17,500 incurred by the majority shareholder on behalf of the Company. The credit facility provides up to $300,000, as amended on November 22, 2013, of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest of 11% and mature in December 2015. Principal and interest outstanding under the credit facility totaled $216,408 and $138,623 as of October 31, 2013 and January 31, 2013, respectively.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $300,000, as amended on November 22, 2013, which we believe provides us with access to capital sufficient until we consummate a merger or other business combination. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

We may consider acquiring a business that has recently commenced operations, a developing company in need of additional funds for expansion into new products or markets, a company seeking to develop a new product or service or an established business that may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination. In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE MKT, either immediately after such business combination or sometime in the future. However, in 2011, the NASDAQ, NYSE, and NYSE MKT adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $40 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $40 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Recent Developments

On November 22, 2013, we amended our Credit Facility in favor of Vector from a principal amount of up to $250,000 to a principal amount of up to $300,000, and the outstanding balance owed to Vector as of October 31, 2013 was $216,408.

Results of Operations

Comparison of Three Months Ended October 31, 2013 and 2012

Revenues. We did not generate revenues for the three months ended October 31, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2013 and 2012, were $20,451 and $27,398, respectively. During the three months ended October 31, 2013 and 2012, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $5,020 and $3,058 for the three months ended October 31, 2013 and 2012, respectively. Other expense for the three months ended October 31, 2013 and 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended October 31, 2013 and 2012 was $25,471 and $30,456, respectively.

Comparison of Nine Months Ended October 31, 2013 and 2012

Revenues. We did not generate revenues for the nine months ended October 31, 2013 and 2012, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2013 and 2012, were $57,707 and $64,960, respectively. During the nine months ended October 31, 2013 and 2012, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $12,785 and $4,807 for the nine months ended October 31, 2013 and 2012, respectively. Other expense for the nine months ended October 31, 2013 and 2012 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the nine months ended October 31, 2013 and 2012 was $70,492 and $69,767, respectively.

MULTI SOFT II, INC.
(A DEVELOPMENT STAGE COMPANY)

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2013, we had a cash balance of $20,158, total liabilities of $264,408 and a negative working capital balance of approximately $27,800.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013, and the outstanding principal and interest balance owed to Vector as of October 31, 2013 was $216,408. We believe this revolving credit arrangement provides us with access to capital sufficient until we consummate a merger or other business combination. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2013, net cash and cash equivalents increased by $14,941. Net cash used in operations was $50,059. For the nine months ended October 31, 2013, no cash was provided by investing activities, while cash provided by financing activities was $65,000.

For the nine months ended October 31, 2012, net cash and cash equivalents increased by $22,444. Net cash used in operations was $37,556. For the nine months ended October 31, 2012, no cash was provided by investing activities, while cash provided by financing activities was $60,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $300,000, as amended on November 22, 2013 which had an outstanding principal and interest balance of $216,408 as of October 31, 2013.

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

As of October 31, 2013, we have net operating loss carryforwards of approximately $327,000. The carryforwards expire through the year 2033. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated November 22, 2013

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

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

Dated:	November 25, 2013	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer