Form 10-Q
period 2015-10-31
MULTI SOFT II, INC
filed 2015-12-14
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2015

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
☒ Yes ☐ No

At December 14, 2015, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets
(Unaudited)

	October 31, 2015	January 31, 2015

ASSETS

Current Assets:
Cash	$35,845	$25,870
Total Assets	$35,845	$25,870

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$55,200	$54,000
Total current liabilities	55,200	54,000

Due to Shareholder	377,076	313,358

Total liabilities	432,276	367,358

Shareholders' Deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(478,987)	(424,044)
Total shareholders' deficiency	(396,431)	(341,488)
Total liabilities and shareholders' deficiency	$35,845	$25,870

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	15,294	6,371	31,225	39,453
Total operating expenses	15,294	6,371	31,225	39,453

LOSS FROM OPERATIONS	(15,294)	(6,371)	(31,225)	(39,453)

OTHER EXPENSE
Interest expense	(8,438)	(7,238)	(23,718)	(19,150)
Total other expense	(8,438)	(7,238)	(23,718)	(19,150)

LOSS BEFORE TAXES	(23,732)	(13,609)	(54,943)	(58,603)

Income tax provision	—	—	—	—

NET LOSS	$(23,732)	$(13,609)	$(54,943)	$(58,603)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.04)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2015	1,233,853	$1,233	$81,323	$(424,044)	$(341,488)

Net loss	—	—	—	(54,943)	(54,943)

Balances - October 31, 2015	1,233,853	$1,233	$81,323	$(478,987)	$(396,431)

See accompanying notes to condensed financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2015	October 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(54,943)	$(58,603)
Adjustments to reconcile net loss to net cash from operating activities:
Increase in accounts payable and accrued expenses	24,918	16,151
Net cash used in operating activities	(30,025)	(42,452)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	65,000
Net cash provided by financing activities	40,000	65,000

NET CHANGE IN CASH	9,975	22,548

CASH AT BEGINNING OF PERIOD	25,870	8,986

CASH AT END OF PERIOD	$35,845	$31,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of October 31, 2015 and for the three and nine months ended October 31, 2015 and 2014 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2015 and the results of its operations and its cash flows for the three and nine months ended October 31, 2015 and 2014. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2015 filed with the Securities and Exchange Commission.

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

In April 2012, the Company executed the Credit Facility with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The Credit Facility provides up toprincipal amount of $450,000, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $377,076 and $313,358, including accrued interest of $76,919 and $53,201 as of October 31, 2015 and January 31, 2015, respectively.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended October 31, 2015 and 2014

Revenues. We did not generate revenues for the three months ended October 31, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended October 31, 2015 and 2014, were $15,294 and $6,371, respectively. During the three months ended October 31, 2015 and 2014, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $8,438 and $7,238 for the three months ended October 31, 2015 and 2014, respectively. Other expense for the three months ended October 31, 2015 and 2014 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended October 31, 2015 and 2014 was $23,732 and $13,609, respectively.

Comparison of Nine Months Ended October 31, 2015 and 2014

Revenues. We did not generate revenues for the nine months ended October 31, 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2015 and 2014, were $31,225 and $39,453, respectively. During the nine months ended October 31, 2015 and 2014, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $23,718 and $19,150 for the nine months ended October 31, 2015 and 2014, respectively. Other expense for the nine months ended October 31, 2015 and 2014 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the nine months ended October 31, 2015 and 2014 was $54,943 and $58,603, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2015, we had a cash balance of $35,845, total liabilities of $432,276 and a negative working capital balance of approximately $19,400.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, and the outstanding principal and interest balance owed to Vector as of October 31, 2015 was $377,076, including accrued interest of $76,919. We believe this revolving credit arrangement provides us with access to capital sufficient for the next twelve months. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such

MULTI SOFT II, INC.

situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2015, net cash and cash equivalents increased by $9,975. Net cash used in operations was $30,025. For the nine months ended October 31, 2015, no cash was provided by investing activities while cash provided by financing activities was $40,000.

For the nine months ended October 31, 2014, net cash and cash equivalents increased by $22,548. Net cash used in operations was $42,452. For the nine months ended October 31, 2014, no cash was provided by investing activities, while cash provided by financing activities was $65,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015 which had an outstanding principal and interest balance of $377,076 as of October 31, 2015.

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

As of October 31, 2015, we have net operating loss carryforwards of approximately $479,000. The carryforwards expire through the year 2035. Our net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. The Tax Acts of some jurisdictions contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. As a result of various equity transactions, management believes we experienced an “ownership change” in 2011, as defined by Section 382 of the Internal Revenue Code, which limits the annual utilization of net operating loss carryforwards incurred prior to the ownership change. As calculated, the Section 382 limitation does not necessarily impact the ultimate recovery of the U.S. net operating loss; although it will defer the realization of the tax benefit associated with certain of the net operating loss carryforwards.

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

Dated:	December 14, 2015	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer