Form 10-Q
period 2017-07-31
MULTI SOFT II, INC
filed 2017-09-06
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2017

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
☒ Yes ☐ No

At September 5, 2017, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets

	July 31, 2017	January 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$11,869	$35,775
Total assets	$11,869	$35,775

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$82,200	$85,000
Total current liabilities	82,200	85,000

Due to shareholder	479,227	460,414

Total liabilities	561,427	545,414

Shareholders' deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(632,114)	(592,195)
Total shareholders' deficiency	(549,558)	(509,639)
Total liabilities and shareholders' deficiency	$11,869	$35,775

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	11,478	11,994	21,106	22,469
Total operating expenses	11,478	11,994	21,106	22,469

LOSS FROM OPERATIONS	(11,478)	(11,994)	(21,106)	(22,469)

OTHER EXPENSE
Interest expense	(9,563)	(8,438)	(18,813)	(16,692)
Total other expense	(9,563)	(8,438)	(18,813)	(16,692)

LOSS BEFORE TAXES	(21,041)	(20,432)	(39,919)	(39,161)

Income tax provision	—	—	—	—

NET LOSS	$(21,041)	$(20,432)	$(39,919)	$(39,161)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - January 31, 2017	1,233,853	$1,233	$81,323	$(592,195)	$(509,639)

Net loss	—	—	—	(39,919)	(39,919)

Balances - July 31, 2017	1,233,853	$1,233	$81,323	$(632,114)	$(549,558)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2017	July 31, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(39,919)	$(39,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on due to shareholder	18,813	16,692
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(2,800)	700
Net cash used in operating activities	(23,906)	(21,769)

NET DECREASE IN CASH	(23,906)	(21,769)

CASH AT BEGINNING OF PERIOD	35,775	30,410

CASH AT END OF PERIOD	$11,869	$8,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of July 31, 2017 and for the three and six months ended July 31, 2017 and 2016 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2017 and the results of its operations and its cash flows for the three and six months ended July 31, 2017 and 2016. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2017 filed with the Securities and Exchange Commission on April 21, 2017.

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

(E) Loss Per Share

Basic loss per share is calculated based on loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period.  Diluted earnings (loss) per share is calculated based on earnings (loss) available to common shareholders and the weighted-average number of common and potential common shares outstanding during the reporting period.

(F) Recently Issued Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 2. DUE TO SHAREHOLDER

In April 2012, the Company executed the Credit Facility with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The Credit Facility provides the principal amount up to $450,000, as amended on June 3, 2015, of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest rate of 11% and mature in December 2018, as amended on June 3, 2015. Principal and interest outstanding under the credit facility totaled $479,227 and $460,414, including accrued interest of $139,070 and $120,256 as of July 31, 2017 and January 31, 2017, respectively.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended July 31, 2017 and 2016

Revenues. We did not generate revenues for the three months ended July 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2017 and 2016, were $11,478 and $11,994, respectively. During the three months ended July 31, 2017 and 2016, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $9,563 and $8,438 for the three months ended July 31, 2017 and 2016, respectively. Other expense for the three months ended July 31, 2017 and 2016 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended July 31, 2017 and 2016 was $21,041 and $20,432, respectively.

Results of Operations

Comparison of Six Months Ended July 31, 2017 and 2016

Revenues. We did not generate revenues for the six months ended July 31, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2017 and 2016, were $21,106 and $22,469, respectively. During the six months ended July 31, 2017 and 2016, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $18,813 and $16,692 for the six months ended July 31, 2017 and 2016, respectively. Other expense for the six months ended July 31, 2017 and 2016 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the six months ended July 31, 2017 and 2016 was $39,919 and $39,161, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2017, we had a cash balance of $11,869, total liabilities of $561,427 and a negative working capital balance of approximately $70,300.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015, maturing in December 2018. The outstanding principal and interest balance due under the credit facility was $479,227 as of July 31, 2017 , including accrued interest of $139,070.

MULTI SOFT II, INC.

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

Discussion of Cash Flows

For the six months ended July 31, 2017, net cash and cash equivalents decreased by $23,906. Net cash used in operations was $23,906. For the six months ended July 31, 2017, no cash was provided by investing or financing activities.

For the six months ended July 31, 2016, net cash and cash equivalents decreased by $21,769. Net cash used in operations was $21,769. For the six months ended July 31, 2016, no cash was provided by investing or financing activities.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on June 3, 2015 which had an outstanding principal and interest balance of $479,227 included accrued interest of $139,070 as of July 31, 2017.

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

Dated:	September 6, 2017	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer