Form 10-K/A
period 2017-01-31
MULTI SOFT II, INC
filed 2018-02-05
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Multi Soft II, Inc. (the "Company") for the year ended January 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on April 21, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend Exhibit 31.1 to add the words “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)” in the fourth representation.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on April 21, 2017. This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

MULTI SOFT II, INC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K/A:

No.	Description

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	February 2, 2018	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

4