Form 10-K
period 2018-01-31
MULTI SOFT II, INC
filed 2018-04-16
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes   ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At April 6, 2018, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

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

As a result of the consummation of the transactions contemplated by the Vector Purchase Agreements, Vector became the holder of 54% and 53% of our outstanding common stock and the common stock of Multi Solutions, respectively, which resulted in a change in control of the Company because Multi Solution's ownership of our outstanding common stock decreased from 51% to 11%, and we were no longer consolidated as a subsidiary in our financial statements. Upon the closing of the Vector Purchase Agreements in May 2011, our incumbent directors and officers resigned, and Richard J. Lampen, J. Bryant Kirkland III and Robert L. Frome were appointed to our board of directors and Mr. Lampen and Kirkland became our President, and Secretary, Treasurer and Chief Financial Officer, respectively. In July 2012, Mr. Lampen resigned as an officer and director, Robert M. Lundgren was appointed to the board of directors, Mr. Kirkland was appointed as our Chairman, President and Chief Executive Officer, and Deborah Fasanelli was appointed as our Secretary, Treasurer and Chief Financial Officer.

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

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK AND, CONSEQUENTLY, THE ABILITY OF OUR SHAREHOLDERS TO ACHIEVE A RETURN ON THEIR INVESTMENT IN OUR COMMON STOCK WILL DEPEND ON APPRECIATION IN THE PRICE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We anticipate that any funds available for the payment of dividends will be re-invested into the company to further our business strategy. As a result, the success of an investment in our common stock will depend on future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which our shareholders purchased shares. If our common stock does not appreciate in value, investors could suffer losses in their investment in our common stock.
WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.
We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2018 and 2017, we incurred net losses of $85,963 and $88,235, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.
AS A SHELL COMPANY, WE ARE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS.
We have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a Current Report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company.
RULE 144 IS NOT GENERALLY AVAILABLE TO HOLDERS OF OUR COMMON STOCK WHICH MAKES IT DIFFICULT TO RESELL SHARES IN THE FUTURE.
With limited exceptions related to certain shares  acquired before we became a “shell company” (as defined in Rule 405 of the Securities Act of 1933 (the “Securities Act”)), all of our presently outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act (“Rule 144”) and may only be resold pursuant to an effective registration statement or an exemption from registration.   Rule 144 generally provides a safe harbor exemption for the resale of restricted securities, provided, however, restricted securities that we issued either while we were a “shell company” or at any time thereafter, can only be resold in reliance on Rule 144 if the following conditions are met:

(1) we have ceased to be a “shell company”;
(2) we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”);
(3) we filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8-K reports; and
(4) at least one year has elapsed from the time we filed the  Form 10 type information with the SEC reflecting our status as an entity that is not a “shell company.”

There can be no assurance that we will ever meet these conditions or that holders of our shares of Common Stock will be entitled to rely on Rule 144  for the resale of their shares.  This could have a materially adverse effect on the trading market for our shares, if a trading market develops, of which there is no assurance.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE DILUTION TO EXISTING STOCKHOLDERS.
As mentioned above, we will need to raise additional capital in the future, which may be funded from unrelated third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition, we may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of our current stockholders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on acceptable terms could have a materially adverse impact on our business, financial condition and operating results.
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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE American. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.

The NASDAQ, NYSE, and NYSE American recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $45 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $45 million exception, which could adversely impact our ability to access U.S. stock exchanges. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

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

Holders

We have approximately 196 shareholders of record of our common stock as of April 6, 2018.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $450,000, as amended on December 19, 2017, which we believe provides us with access to sufficient capital for the next twelve months. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination. In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the NYSE American, either immediately after such business combination or sometime in the future. However, the NASDAQ, NYSE, and NYSE American recently adopted a “seasoning” requirement for the listing of former reverse merger companies, which includes trading in another market for an adequate period of time at certain minimum price levels, with an adequate number of round lot shareholders and completing SEC filings during this time, although there is an exception to this requirement for firmly underwritten public offerings of at least $45 million. We may be unable to comply with seasoning requirements for listing prior to the listing deadline and we may be unable to qualify for the $45 million exception, which could adversely impact our ability to access U.S. stock exchanges. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service. If an active trading market for our shares does not develop, the value and liquidity of our shares will be materially and adversely affected.

Results of Operations

Comparison of Years Ended January 31, 2018 and 2017

Revenues. We did not generate revenues for the years ended January 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2018 and 2017, were $47,030 and $53,335, respectively. During the years ended January 31, 2018 and 2017, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $38,933 and $34,900 for the years ended January 31, 2018 and 2017, respectively. The other expense for the years ended January 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the years ended January 31, 2018 and 2017 was $85,963 and $88,235, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2018, we had a cash balance of $1,685, total liabilities of $597,287 and a negative working capital balance of $76,255.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on December 19, 2017, maturing in December 2019. The outstanding principal and interest balance due under the credit facility was $519,347 as of January 31, 2018, including accrued interest of $159,189. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2018, net cash and cash equivalents decreased by $34,090. Net cash used in operations was $54,090. For the year ended January 31, 2018, no cash was provided by investing activities, and cash provided by financing activities was $20,000.

For the year ended January 31, 2017, net cash and cash equivalents increased by $5,365. Net cash used in operations was $34,635. For the year ended January 31, 2017, no cash was provided by investing activities, and cash provided by financing activities was $40,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $450,000, as amended on December 19, 2017. The outstanding principal and interest balance due under the credit facility was $519,347, including accrued interest of $159,189, as of January 31, 2018.

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

Contractual Obligations

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information regarding contractual obligations requested by Item 7.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 16, 2018, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2018.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	52	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	51	Secretary, Treasurer, and CFO
Robert L. Frome (1)	73	Director
Robert M. Lundgren (1)	59	Director
(1) Member of the audit committee

J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a Director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Solutions II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a Director of Multi Solutions II, Inc. from May 2011 until July 2012. Mr. Kirkland has served in various financial capacities of Vector and its subsidiaries since July 1992 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. In April 2016 Mr Kirkland became Senior Vice President of Vector. Mr. Kirkland served as Vice President, Treasurer and Chief Financial Officer of SG Blocks Inc. from January 1998 to November 2011 and as a director of SG Blocks Inc. from November 1998 to September 2015. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2018, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

ITEM 11.    EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2018, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2018.

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

The following table sets forth the number of shares of common stock beneficially owned as of April 16, 2018, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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

(1) J. Bryant Kirkland III, our Chairman, President and CEO, serves as Senior Vice President, Treasurer and Chief Financial Officer of Vector. However, Mr. Kirkland has no investment authority or voting control over the securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer, Richard Lampen, Executive Vice President, Marc N. Bell, Senior Vice President, Secretary and General Counsel, and Ronald J. Bernstein, the President of Vector's Liggett Group LLC subsidiary. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Henry C. Beinstein, Stanley S. Arkin, Mr. Bernstein, Paul V. Carlucci, Jeffrey S. Podell, Jean E. Sharpe and Barry Watkins.

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
We have utilized the mailing address of Vector, our principal shareholder since May 2011, at no cost. J. Bryant Kirkland III, a director and executive officer of ours since May 2011, serves as Senior Vice President, Treasurer and Chief Financial Officer of Vector. Deborah A. Fasanelli, Secretary, Treasurer and CFO of ours since July 2012, serves as the Vice President of Finance of Vector. Neither Mr. Kirkland nor Ms. Fasanelli has investment authority or voting control over our securities owned by Vector.
In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $450,000, as amended on December 19, 2017, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2019, as amended on December 19, 2017. The outstanding principal and interest balance due under the credit facility was $519,347, including accrued interest of $159,189, as of January 31, 2018.
Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2018 and January 31, 2017 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $16,000 for the years ended January 31, 2018 and 2017, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2018 and January 31, 2017.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2018 and January 31, 2017.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2018 and January 31, 2017.
Pre-Approval Policies and Procedures

MULTI SOFT II, INC.

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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 16, 2018, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

10.1		Amendment No. 6 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 19, 2017.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***
Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.	Form 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 16, 2018	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2018.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2018

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Soft II, Inc. (the “Company”) as of January 31, 2018 and 2017, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended January 31,2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2011

Ft. Lauderdale Florida
April 16, 2018

Multi Soft II, Inc.
Balance Sheets

	January 31, 2018	January 31, 2017

ASSETS

Current assets:
Cash	$1,685	$35,775
Total assets	$1,685	$35,775

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$77,940	$85,000
Total current liabilities	77,940	85,000

Due to shareholder	519,347	460,414

Total liabilities	597,287	545,414

Shareholders' deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(678,158)	(592,195)
Total shareholders' deficiency	(595,602)	(509,639)
Total liabilities and shareholders' deficiency	$1,685	$35,775

See accompanying notes to financial statements.

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2018	January 31, 2017

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	47,030	53,335
Total operating expenses	47,030	53,335

LOSS FROM OPERATIONS	(47,030)	(53,335)

OTHER EXPENSE
Interest expense	(38,933)	(34,900)
Total other expense	(38,933)	(34,900)

LOSS BEFORE TAXES	(85,963)	(88,235)

Income tax provision	—	—

NET LOSS	$(85,963)	$(88,235)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

			Additional Paid-in Capital
	Common Stock			Accumulated
	Number	Amount		Deficit	Total

Balances - January 31, 2016	1,233,853	$1,233	$81,323	$(503,960)	$(421,404)

Net loss	—	—	—	(88,235)	(88,235)

Balances - January 31, 2017	1,233,853	$1,233	$81,323	$(592,195)	$(509,639)

Net Loss	—	—	—	(85,963)	(85,963)

Balances - January 31, 2018	1,233,853	$1,233	$81,323	$(678,158)	$(595,602)

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,963)	$(88,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	38,933	34,900
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(7,060)	18,700
Net cash used in operating activities	(54,090)	(34,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	20,000	40,000
Net cash provided by financing activities	20,000	40,000

NET (DECREASE) INCREASE IN CASH	(34,090)	5,365

CASH AT BEGINNING OF YEAR	35,775	30,410

CASH AT END OF YEAR	$1,685	$35,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

NOTE 2. DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The credit facility provides the principal amount up to $450,000, as amended on December 19, 2017, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2019, as amended on December 19, 2017 . Principal and interest outstanding under the credit facility totaled $519,347 and $460,414, including accrued interest of $159,189 and $120,256 as of January 31, 2018 and January 31, 2017, respectively.

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Years ended January 31,
	2018	2017

Current
Federal	$—	$—
State	—	—
Deferred
Federal	53,108	(28,500)
State	(4,729)	(4,412)
Change in valuation allowance	(48,379)	32,912
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2018	2017

Income tax at statutory rate (a)	32.92%	34.00%
State income taxes, net of federal benefit	3.69	3.30
Impact of Tax Cuts and Job Act of 2017	(92.89)	—
Change in valuation allowance	56.28	(37.30)
Total	0.00%	0.00%

(a) For the year ended January 31,2018, represents the blended rate of 34% for 11/12 of the year and 21% for 1/12 of the year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2018	2017

Net operating loss	$170,646	$219,024
Gross deferred tax assets:	170,646	219,024
Less: valuation allowance	(170,646)	(219,024)
Net deferred tax asset	$—	$—

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted in the United States. Among its many provisions, the Tax Act reduces the U.S. corporate income tax rate from 34 % to 21%; eliminates the corporate alternative minimum tax (AMT); creates a new limitation on deductible interest expense; and changes rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. As a result of the Tax Act, the Company remeasured its deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of $79,850 to deferred income tax expense for the year ended January 31, 2018. This adjustment was offset by a reduction in the valuation allowance of $79,850. There was no net impact as a result of the remeasurement of the Net Operating Losses deferred tax assets.

As of January 31, 2018, the Company had net operating loss carryforwards of approximately $673,000 which may be used to offset future taxable income and expire through the year 2038. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ending January 31, 2014 through the current year remain open for federal income tax audits.