Form 10-Q
period 2018-07-31
MULTI SOFT II, INC
filed 2018-09-07
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2018

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
☒ Yes ☐ No

At August 31, 2018, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets

	July 31, 2018	January 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$6,633	$1,685
Total assets	$6,633	$1,685

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$76,000	$77,940
Total current liabilities	76,000	77,940

Due to shareholder	565,641	519,347

Total liabilities	641,641	597,287

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(717,564)	(678,158)
Total shareholders' deficiency	(635,008)	(595,602)
Total liabilities and shareholders' deficiency	$6,633	$1,685

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative expenses	8,430	11,478	18,112	21,106
Total operating expenses	8,430	11,478	18,112	21,106

LOSS FROM OPERATIONS	(8,430)	(11,478)	(18,112)	(21,106)

OTHER EXPENSE
Interest expense	(10,828)	(9,563)	(21,294)	(18,813)
Total other expense	(10,828)	(9,563)	(21,294)	(18,813)

LOSS BEFORE TAXES	(19,258)	(21,041)	(39,406)	(39,919)

Income tax provision	—	—	—	—

NET LOSS	$(19,258)	$(21,041)	$(39,406)	$(39,919)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statement of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2018	1,233,853	$1,233	$81,323	$(678,158)	$(595,602)

Net loss	—	—	—	(39,406)	(39,406)

Balances - July 31, 2018	1,233,853	$1,233	$81,323	$(717,564)	$(635,008)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2018	July 31, 2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(39,406)	$(39,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	21,294	18,813
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,940)	(2,800)
Net cash used in operating activities	(20,052)	(23,906)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	25,000	—
Net cash provided by financing activities	25,000	—

NET INCREASE (DECREASE) IN CASH	4,948	(23,906)

CASH AT BEGINNING OF PERIOD	1,685	35,775

CASH AT END OF PERIOD	$6,633	$11,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The unaudited interim condensed financial statements of the Company as of July 31, 2018 and for the three and six months ended July 31, 2018 and 2017 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2018 and the results of its operations and its cash flows for the three and six months ended July 31, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2018 filed with the Securities and Exchange Commission on April 6, 2018.

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

NOTE 2. DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $450,000 of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest rate of 11% and mature in December 2019. Principal and interest outstanding under the credit facility totaled $565,641 and $519,347, including accrued interest of $180,484 and $159,189 as of July 31, 2018 and January 31, 2018, respectively.

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

We have negative working capital, shareholders' deficiency as of July 31, 2018 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $450,000, expiring in December 2019, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended July 31, 2018 and 2017

Revenues. We did not generate revenues for the three months ended July 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2018 and 2017, were $8,430 and $11,478, respectively. During the three months ended July 31, 2018 and 2017, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $10,828 and $9,563 for the three months ended July 31, 2018 and 2017, respectively. Other expense for the three months ended July 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended July 31, 2018 and 2017 was $19,258 and $21,041, respectively.

Results of Operations

Comparison of Six Months Ended July 31, 2018 and 2017

Revenues. We did not generate revenues for the six months ended July 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2018 and 2017, were $18,112 and $21,106, respectively. During the six months ended July 31, 2018 and 2017, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $21,294 and $18,813 for the six months ended July 31, 2018 and 2017, respectively. Other expense for the six months ended July 31, 2018 and 2017 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the six months ended July 31, 2018 and 2017 was $39,406 and $39,919, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2018, we had a cash balance of $6,633, total liabilities of $641,641 and a negative working capital balance of approximately $69,400.

We have an 11% revolving credit facility with Vector in the principal amount of up to $450,000, maturing in December 2019. The outstanding principal and interest balance due under the credit facility was $565,641 as of July 31, 2018 , including accrued interest of $180,484. We believe this revolving credit facility provides us with access to

MULTI SOFT II, INC.

capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2018, net cash and cash equivalents increased by $4,948. Net cash used in operations was $20,052. For the six months ended July 31, 2018, no cash was provided by investing activities, while cash provided by financing activities was $25,000.

For the six months ended July 31, 2017, net cash and cash equivalents decreased by $23,906. Net cash used in operations was $23,906. For the six months ended July 31, 2017, no cash was provided by investing activities and financing activities.

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

Our significant accounting policies are described in more detail in Note 1 to our condensed financial statements included in the annual report on Form 10-K for the year ended January 31, 2018.

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

Dated:	September 7, 2018	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer