Form 10-K
period 2019-01-31
MULTI SOFT II, INC
filed 2019-04-09
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐ Yes   ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No

At April 3, 2019, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $500,000, which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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
WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.
We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2019 and 2018, we incurred net losses of $82,949 and $85,963, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.
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

Holders

We have approximately 189 shareholders of record of our common stock as of April 3, 2019.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $500,000, maturing in December 2020, as amended on March 12, 2019, which we believe provides us with access to sufficient capital for the next twelve months. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2019 and 2018

Revenues. We did not generate revenues for the years ended January 31, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2019 and 2018, were $39,031 and $47,030, respectively. During the years ended January 31, 2019 and 2018, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $43,918 and $38,933 for the years ended January 31, 2019 and 2018, respectively. The other expense for the years ended January 31, 2019 and 2018 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the years ended January 31, 2019 and 2018 was $82,949 and $85,963, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2019, we had a cash balance of $20,255, total liabilities of $698,806 and a negative working capital balance of $65,286.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019, maturing in December 2020. The outstanding principal and interest balance due under the credit facility was $613,265 as of January 31, 2019, including accrued interest of $203,108. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2019, net cash and cash equivalents increased by $18,570. Net cash used in operations was $31,430. For the year ended January 31, 2019, no cash was provided by investing activities, and cash provided by financing activities was $50,000.

For the year ended January 31, 2018, net cash and cash equivalents decreased by $34,090. Net cash used in operations was $54,090. For the year ended January 31, 2018, no cash was provided by investing activities, and cash provided by financing activities was $20,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019. The outstanding principal and interest balance due under the credit facility was $613,265, including accrued interest of $203,108, as of January 31, 2019.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 9, 2019, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2019.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	53	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	52	Secretary, Treasurer, and CFO
Robert L. Frome (1)	74	Director
Robert M. Lundgren (1)	60	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2019, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

ITEM 11.    EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2019, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2019.

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

The following table sets forth the number of shares of common stock beneficially owned as of April 9, 2019, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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
In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $500,000, as amended on March 12, 2019, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2020. The outstanding principal and interest balance due under the credit facility was $613,265, including accrued interest of $203,108, as of January 31, 2019.
Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2019 and January 31, 2018 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $16,000 and $16,000 for the years ended January 31, 2019 and 2018, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2019 and January 31, 2018.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2019 and January 31, 2018.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2019 and January 31, 2018.
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
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 9, 2019, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

10.1		Amendment No. 7 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated March 12, 2019.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***
Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.	Form 10-K SUMMARY

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 9, 2019	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2019.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2019

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Soft II, Inc. (the “Company”) as of January 31, 2019 and 2018, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 31,2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2011.

West Palm Beach, Florida
April 9, 2019

Multi Soft II, Inc.
Balance Sheets

	January 31, 2019	January 31, 2018

ASSETS

Current assets:
Cash	$20,255	$1,685
Total assets	$20,255	$1,685

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$85,541	$77,940
Total current liabilities	85,541	77,940

Due to shareholder	613,265	519,347

Total liabilities	698,806	597,287

Shareholders' deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(761,107)	(678,158)
Total shareholders' deficiency	(678,551)	(595,602)
Total liabilities and shareholders' deficiency	$20,255	$1,685

See accompanying notes to financial statements.

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2019	January 31, 2018

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	39,031	47,030
Total operating expenses	39,031	47,030

LOSS FROM OPERATIONS	(39,031)	(47,030)

OTHER EXPENSE
Interest expense	(43,918)	(38,933)
Total other expense	(43,918)	(38,933)

LOSS BEFORE TAXES	(82,949)	(85,963)

Income tax provision	—	—

NET LOSS	$(82,949)	$(85,963)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

			Additional Paid-in Capital
	Common Stock			Accumulated
	Number	Amount		Deficit	Total

Balances - February 1, 2017	1,233,853	$1,233	$81,323	$(592,195)	$(509,639)

Net Loss	—	—	—	(85,963)	(85,963)

Balances - January 31, 2018	1,233,853	$1,233	$81,323	$(678,158)	$(595,602)

Net Loss	—	—	—	(82,949)	(82,949)

Balances - January 31, 2019	1,233,853	$1,233	$81,323	$(761,107)	$(678,551)

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2019	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,949)	$(85,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	43,918	38,933
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	7,601	(7,060)
Net cash used in operating activities	(31,430)	(54,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	50,000	20,000
Net cash provided by financing activities	50,000	20,000

NET INCREASE (DECREASE) IN CASH	18,570	(34,090)

CASH AT BEGINNING OF YEAR	1,685	35,775

CASH AT END OF YEAR	$20,255	$1,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

(F) Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.

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

NOTE 2. DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The credit facility provides the principal amount up to $500,000, as amended on March 12, 2019, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2020. Principal and interest outstanding under the credit facility totaled $613,265 and $519,347, including accrued interest of $203,108 and $159,189 as of January 31, 2019 and January 31, 2018, respectively.

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision for income taxes consists of the following:

	Years ended January 31,
	2019	2018

Current
Federal	$—	$—
State	—	—
Deferred
Federal	(17,419)	53,108
State	(3,609)	(4,729)
Change in valuation allowance	21,028	(48,379)
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2019	2018

Income tax at statutory rate (a)	21.00%	32.92%
State income taxes, net of federal benefit	4.35	3.69
Impact of Tax Cuts and Job Act of 2017	—	(92.89)
Change in valuation allowance	(25.35)	56.28
Total	0.00%	0.00%

(a) For the year ended January 31,2018, represents the blended rate of 34% for 11/12 of the year and 21% for 1/12 of the year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2019	2018

Net operating loss	$191,674	$170,646
Gross deferred tax assets:	191,674	170,646
Less: valuation allowance	(191,674)	(170,646)
Net deferred tax asset	$—	$—

As of January 31, 2019, the Company had net operating loss carryforwards of approximately $756,000 which may be used to offset future taxable income. $673,000 expires through the year 2038, while $83,000 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2016 through the current year remain open for federal income tax audits.