Form 10-Q
period 2019-04-30
MULTI SOFT II, INC
filed 2019-06-12
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2019

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
☒ Yes ☐ No
Securities Registered Pursuant to 12(b) of the Act: None

At June 3, 2019, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets

	April 30, 2019	January 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash	$5,067	$20,255
Total assets	$5,067	$20,255

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$77,840	$85,541
Total current liabilities	77,840	85,541

Due to shareholder	624,419	613,265

Total liabilities	702,259	698,806

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(779,748)	(761,107)
Total shareholders' deficiency	(697,192)	(678,551)
Total liabilities and shareholders' deficiency	$5,067	$20,255

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	April 30, 2019	April 30, 2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	7,487	9,682
Total operating expenses	7,487	9,682

LOSS FROM OPERATIONS	(7,487)	(9,682)

OTHER EXPENSE
Interest expense	(11,154)	(10,466)
Total other expense	(11,154)	(10,466)

LOSS BEFORE TAXES	(18,641)	(20,148)

Income tax provision	—	—

NET LOSS	$(18,641)	$(20,148)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2019	1,233,853	$1,233	$81,323	$(761,107)	$(678,551)

Net loss	—	—	—	(18,641)	(18,641)

Balances - April 30, 2019	1,233,853	$1,233	$81,323	$(779,748)	$(697,192)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2018	1,233,853	$1,233	$81,323	$(678,158)	$(595,602)

Net loss	—	—	—	(20,148)	(20,148)

Balances - April 30, 2018	1,233,853	$1,233	$81,323	$(698,306)	$(615,750)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30, 2019	April 30, 2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(18,641)	$(20,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	11,154	10,466
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(7,701)	5,560
Net cash used in operating activities	(15,188)	(4,122)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	25,000
Net cash provided by financing activities	—	25,000

NET (DECREASE) INCREASE IN CASH	(15,188)	20,878

CASH AT BEGINNING OF PERIOD	20,255	1,685

CASH AT END OF PERIOD	$5,067	$22,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to condensed unaudited financial statements.

MULTI SOFT II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization, Basis of Presentation and liquidity

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

The Company does not have any revenues from operations, and absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding aside from a credit facility agreement (the "Credit Facility") with its majority shareholder, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of April 30, 2019, the Company does not have substantial doubt as to the ability to continue as a going concern for the next twelve months.

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

The unaudited interim condensed financial statements of the Company as of April 30, 2019 and for the three months ended April 30, 2019 and 2018 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at April 30, 2019 and the results of its operations and its cash flows for the three months ended April 30, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2019 filed with the Securities and Exchange Commission on April 9, 2019.

(B) Financial Instruments
The carrying amounts of cash and accounts payable approximate their fair values due to their short term nature and that they are receivable or payable upon demand.

(C) Use of Estimates

MULTI SOFT II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates.

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

NOTE 2. DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $500,000 of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest rate of 11% and mature in December 2020. Principal and interest outstanding under the Credit Facility totaled $624,419 and $613,265, including accrued interest of $214,262 and $203,108 as of April 30, 2019 and January 31, 2019, respectively.

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

We have negative working capital, shareholders' deficiency as of April 30, 2019 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $500,000, expiring in December 2020, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended April 30, 2019 and 2018

Revenues. We did not generate revenues for the three months ended April 30, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2019 and 2018, were $7,487 and $9,682, respectively. During the three months ended April 30, 2019 and 2018, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $11,154 and $10,466 for the three months ended April 30, 2019 and 2018, respectively. Other expense for the three months ended April 30, 2019 and 2018 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the three months ended April 30, 2019 and 2018 was $18,641 and $20,148, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of April 30, 2019, we had a cash balance of $5,067, total liabilities of $702,259 and a negative working capital balance of approximately $72,800.

We have an 11% revolving credit facility with Vector in the principal amount of up to $500,000, maturing in December 2020. The outstanding principal and interest balance due under the credit facility was $624,419 as of April 30, 2019, including accrued interest of $214,262. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the three months ended April 30, 2019, net cash and cash equivalents decreased by $15,188. Net cash used in operations was $15,188. For the three months ended April 30, 2019, no cash was provided by investing activities and financing activities.

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

Critical Accounting Policies and Estimates

Our condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in Note 1 to our condensed financial statements included in the annual report on Form 10-K for the year ended January 31, 2019.

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

Dated:	June 12, 2019	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer