Form 10-K
period 2020-01-31
MULTI SOFT II, INC
filed 2020-05-14
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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

At May 5, 2020, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	18
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
Item 9B.	Other Information	24
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	24
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions, and Director Independence	28
Item 14.	Principal Accounting Fees and Services	29
PART IV
Item 15.	Exhibits and Financial Statement Schedules	30
Item 16.	Form 10-K Summary	31
SIGNATURES		32
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors. We have not yet considered potential acquisition transactions with any companies, nor, as of this date, have we entered into any definitive agreement with any party. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. Notwithstanding this flexibility, we shall have no duty or obligation to analyze and investigate more than one business opportunity. In our efforts to analyze potential acquisition targets, we will consider a number of factors including, but not limited to, the following:
•Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•Potential for growth, indicated by new technology, anticipated market expansion or new products;

•Capital requirements and anticipated availability of required funds, to be provided by the target business or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•Strength and diversity of management, either in place or scheduled for recruitment;

•The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•The extent to which the business opportunity can be advanced;
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
WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.
        We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2020 and 2019, we incurred net losses of $66,469 and $82,949, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.
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

        Management and our principal shareholder currently control and vote an aggregate of 65.9% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer and Chief Financial Officer and Vice President of Finance, respectively of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

•Election of the board of directors;

•Removal of directors;

•Amendment to the our articles of incorporation or bylaws; and

•Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

THE RECENT CORONAVIRUS (COVID-19) PANDEMIC AND ITS IMPACT ON DEBT AND EQUITY MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND ABILITY TO OPERATE AS A GOING CONCERN.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds through the offering of debt or equity securities, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

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

MULTI SOFT II, INC.

ITEM 3.  LEGAL PROCEEDINGS

        There are no material pending legal proceedings of which we or any of our property is the subject as of the date of this filing.

MULTI SOFT II, INC.

ITEM 4.  MINE SAFETY DISCLOSURES
        Not applicable.

MULTI SOFT II, INC.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is currently no established public trading market for our common stock as it is not listed to trade on any public trading market. Previously, our common stock had been quoted on the OTC Bulletin Board pink sheets under the symbol MSOFT.PK, but no established public trading market ever existed.

Holders

We have approximately 184 shareholders of record of our common stock as of May 5, 2020.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested to further our business strategy.

Securities Authorized under Equity Compensation Plans

        We do not have any equity compensation plans.

ITEM 6.SELECTED FINANCIAL DATA.

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

        We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $500,000, as amended on March 12, 2019, and maturing in December 2021, as amended on May 4, 2020, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2020 and 2019

        Revenues. We did not generate revenues for the years ended January 31, 2020 and 2019, respectively.

        General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2020 and 2019, were $17,609 and $39,031, respectively. During the year ended January 31, 2020, certain long standing payables of $25,203 were canceled by operation of law and written-off and recorded as an offset to general and administrative expenses. General and administrative expenses for the year ended January 31, 2020 included the $25,203 payable write-off, offset by $42,812 of general and administrative expenses. During the years ended January 31, 2020 and 2019, respectively, such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

        Other Expense. Other expense was $48,860 and $43,918 for the years ended January 31, 2020 and 2019, respectively. The other expense for the years ended January 31, 2020 and 2019 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

        Net Loss. Our net loss for the years ended January 31, 2020 and 2019 was $66,469 and $82,949, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2020, we had a cash balance of $26,642, total liabilities of $771,662 and a negative working capital balance of $42,895. Our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019, and maturing in December 2021, as amended on May 4, 2020. The outstanding principal and interest balance due under the credit facility was $702,125 as of January 31, 2020, including accrued interest of $251,968. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2020, net cash and cash equivalents increased by $6,387. Net cash used in operations was $33,613. For the year ended January 31, 2020, no cash was provided by investing activities, and cash provided by financing activities was $40,000.
For the year ended January 31, 2019, net cash and cash equivalents increased by $18,570. Net cash used in operations was $31,430. For the year ended January 31, 2019, no cash was provided by investing activities, and cash provided by financing activities was $50,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $500,000, as amended on March 12, 2019. The outstanding principal and interest balance due under the credit facility was $702,125, including accrued interest of $251,968, as of January 31, 2020.

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

MULTI SOFT II, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated May 14, 2020, are set forth beginning on page F-1 of this annual report.

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
Management’s Annual Report on Internal Control Over Financial Reporting
        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2020.
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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	54	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	53	Secretary, Treasurer, and CFO
Robert L. Frome (1)	75	Director
Robert M. Lundgren (1)	61	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2020, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2020, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

        We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2020.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of May 14, 2020, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	666,433	53.3%
Robert L. Frome Olshan Grundman Frome Rosenzweig & Wolosky LLP 1325 Avenue of the Americas New York, NY 10019	146,615	12.2%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	146,615	12.2%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
All Executive Officers and Directors as a group (4 persons)	146,615	12.2%

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
In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $500,000, as amended on March 12, 2019, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2021, as amended on May 4, 2020. The outstanding principal and interest balance due under the credit facility was $702,125, including accrued interest of $251,968, as of January 31, 2020.
Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2020 and January 31, 2019 were pre-approved by the audit committee.
Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $17,000 and $16,000 for the years ended January 31, 2020 and 2019, respectively.
Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2020 and January 31, 2019.
Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2020 and January 31, 2019.
All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2020 and January 31, 2019.
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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated May 14, 2020, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
        All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.		Description

10.1		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 04, 2020.

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

ITEM 16.Form 10-K SUMMARY

Not applicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 14, 2020	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 2020.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert L. Frome	Director
Robert L. Frome

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEAR ENDED JANUARY 31, 2020

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Soft II, Inc. (the “Company”) as of January 31, 2020 and 2019, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, Florida
May 14, 2020

Multi Soft II, Inc.
Balance Sheets

	January 31, 2020	January 31, 2019

ASSETS

Current assets:
Cash	$26,642	$20,255
Total assets	$26,642	$20,255

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$69,537	$85,541
Total current liabilities	69,537	85,541

Due to shareholder	702,125	613,265

Total liabilities	771,662	698,806

Shareholders' deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(827,576)	(761,107)
Total shareholders' deficiency	(745,020)	(678,551)
Total liabilities and shareholders' deficiency	$26,642	$20,255

See accompanying notes to financial statements.

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2020	January 31, 2019

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	17,609	39,031
Total operating expenses	17,609	39,031

LOSS FROM OPERATIONS	(17,609)	(39,031)

OTHER EXPENSE
Interest expense	(48,860)	(43,918)
Total other expense	(48,860)	(43,918)

LOSS BEFORE TAXES	(66,469)	(82,949)

Income tax provision	—	—

NET LOSS	$(66,469)	$(82,949)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

3

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

			Additional Paid-in Capital
	Common Stock			Accumulated
	Number	Amount		Deficit	Total

Balances - February 1, 2018	1,233,853	$1,233	$81,323	$(678,158)	$(595,602)

Net Loss	—	—	—	(82,949)	(82,949)

Balances - January 31, 2019	1,233,853	$1,233	$81,323	$(761,107)	$(678,551)

Net Loss	—	—	—	(66,469)	(66,469)

Balances - January 31, 2020	1,233,853	$1,233	$81,323	$(827,576)	$(745,020)

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2020	January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,469)	$(82,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	48,860	43,918
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(16,004)	7,601
Net cash used in operating activities	(33,613)	(31,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	40,000	50,000
Net cash provided by financing activities	40,000	50,000

NET INCREASE IN CASH	6,387	18,570

CASH AT BEGINNING OF YEAR	20,255	1,685

CASH AT END OF YEAR	$26,642	$20,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2020, the Company believes it has adequate cash to sustain operations for the next twelve months from the issuance date of this report.

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

NOTE 2. DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The credit facility provides the principal amount up to $500,000, as amended on March 12, 2019, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2021, as amended on May 4, 2020. Principal and interest outstanding under the credit facility totaled $702,125 and $613,265, including accrued interest of $251,968 and $203,108 as of January 31, 2020 and January 31, 2019, respectively.

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2020	2019

Current
Federal	$—	$—
State	—	—
Deferred
Federal	(13,958)	(17,419)
State	3,934	(3,609)
Change in valuation allowance	10,024	21,028
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2020	2019

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	3.52	4.35
Impact of State rate change	(9.44)	—
Change in valuation allowance	(15.08)	(25.35)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2020	2019

Net operating loss	$201,697	$191,674
Gross deferred tax assets:	201,697	191,674
Less: valuation allowance	(201,697)	(191,674)
Net deferred tax asset	$—	$—

As of January 31, 2020, the Company had net operating loss carryforwards of approximately $823,000 which may be used to offset future taxable income. $756,000 expires through the year 2039, while $66,000 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2017 through the current year remain open for federal income tax audits.
8