Form 10-Q
period 2020-10-31
MULTI SOFT II, INC
filed 2020-11-25
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

MULTI SOFT II, INC.
(Exact name of registrant as specified in its charter)

Florida	000-15976	22-2588030
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)
4400 Biscayne Boulevard, 10th Floor
Miami, Florida 33137
305/579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Securities Registered Pursuant to 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of exchange on which registered:
Common Stock, par value $.001 per share	MSOF	None
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
☒ Yes ☐ No
At November 20, 2020, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets

	October 31, 2020	January 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$8,756	$26,642
Total assets	$8,756	$26,642

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$64,438	$69,537
Total current liabilities	64,438	69,537

Due to shareholder	749,911	702,125

Total liabilities	814,349	771,662

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(888,149)	(827,576)
Total shareholders' deficiency	(805,593)	(745,020)
Total liabilities and shareholders' deficiency	$8,756	$26,642

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses (income)	7,029	(12,565)	22,787	2,156
Total operating expenses (income)	7,029	(12,565)	22,787	2,156

LOSS FROM OPERATIONS	(7,029)	12,565	(22,787)	(2,156)

OTHER EXPENSE
Interest expense	(12,752)	(12,654)	(37,786)	(36,206)
Total other expense	(12,752)	(12,654)	(37,786)	(36,206)

LOSS BEFORE TAXES	(19,781)	(89)	(60,573)	(38,362)

Income tax provision	—	—	—	—

NET LOSS	$(19,781)	$(89)	$(60,573)	$(38,362)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$—	$(0.05)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2020	1,233,853	$1,233	$81,323	$(868,368)	$(785,812)

Net loss	—	—	—	(19,781)	(19,781)

Balances - October 31, 2020	1,233,853	$1,233	$81,323	$(888,149)	$(805,593)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - August 1, 2019	1,233,853	$1,233	$81,323	$(799,380)	$(716,824)

Net loss	—	—	—	(89)	(89)

Balances - October 31, 2019	1,233,853	$1,233	$81,323	$(799,469)	$(716,913)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2020	1,233,853	$1,233	$81,323	$(827,576)	$(745,020)

Net loss	—	—	—	(60,573)	(60,573)

Balances - October 31, 2020	1,233,853	$1,233	$81,323	$(888,149)	$(805,593)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2019	1,233,853	$1,233	$81,323	$(761,107)	$(678,551)

Net loss	—	—	—	(38,362)	(38,362)

Balances - October 31, 2019	1,233,853	$1,233	$81,323	$(799,469)	$(716,913)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31, 2020	October 31, 2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(60,573)	$(38,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	37,786	36,206
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(5,099)	(25,341)
Net cash used in operating activities	(27,886)	(27,497)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	10,000	40,000
Net cash provided by financing activities	10,000	40,000

NET (DECREASE) INCREASE IN CASH	(17,886)	12,503

CASH AT BEGINNING OF PERIOD	26,642	20,255

CASH AT END OF PERIOD	$8,756	$32,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations, and absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment. Although the Company has no present commitment from any such parties to provide funding aside from a credit facility agreement (the "Credit Facility") with its majority shareholder, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of October 31, 2020, our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance of this report.

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

The unaudited interim condensed financial statements of the Company as of October 31, 2020 and for the three and nine months ended October 31, 2020 and 2019 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at October 31, 2020 and the results of its operations and its cash flows for the three and nine months ended October 31, 2020 and 2019. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2020 filed with the Securities and Exchange Commission.

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

NOTE 2. DUE TO SHAREHOLDER

The Company has a Credit Facility with its majority shareholder, whereby, the Credit Facility provides the principal amount up to $500,000 of financing to the Company for working capital purposes. Amounts outstanding under the Credit Facility accrue interest at an annual interest rate of 11% and mature in December 2021. Principal and interest outstanding under the Credit Facility totaled $749,911 and $702,125, including accrued interest of $289,754 and $251,968 as of October 31, 2020 and January 31, 2020, respectively.

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

We have negative working capital, shareholders' deficiency as of October 31, 2020 and have not generated any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector"), a majority shareholder, in the principal amount of up to $500,000, expiring in December 2021, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended October 31, 2020 and 2019

Revenues. We did not generate revenues for the three months ended October 31, 2020 and 2019, respectively.

General and Administrative Expenses (Income). General and administrative expenses (income) for the three months ended October 31, 2020 and 2019, were expenses of $7,029 and income of $12,565, respectively. During the three months ended October 31, 2020, such expenses consisted of professional fees associated with various corporate matters. During the three months ended October 31, 2019, certain long standing payables of $25,203 were canceled by operation of law and written-off and recorded as an offset to general and administrative expenses (income). General and administrative income for the three months ended October 31, 2019 included the $25,203 payable write-off, offset by $12,638 of general and administrative expenses; such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $12,752 and $12,654 for the three months ended October 31, 2020 and 2019, respectively. Other expense for the three months ended October 31, 2020 and 2019 related to interest expense on the outstanding balance of the credit facility executed in April 2012.

Net Loss. Our net loss for the three months ended October 31, 2020 and 2019 was $19,781 and $89, respectively.

Comparison of Nine Months Ended October 31, 2020 and 2019

Revenues. We did not generate revenues for the nine months ended October 31, 2020 and 2019, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended October 31, 2020 and 2019, were $22,787 and $2,156, respectively. During the nine months ended October 31, 2020, such expenses consisted of professional fees associated with various corporate matters. During the nine months ended October 31, 2019, certain long standing payables of $25,203 were canceled by operation of law and written-off and recorded as an offset to general and administrative expenses. General and administrative expenses for the nine months ended October 31, 2019 included the $25,203 payable write-off, offset by $27,359 of general and administrative expenses; such expenses consisted of professional fees associated with various corporate matters. We anticipate that our general and administrative expenses will remain at these levels, subject to inflationary increases or changes in the regulatory environment, until such time as we effect a merger or other business combination with an operating business, if at all.

Other Expense. Other expense was $37,786 and $36,206 for the nine months ended October 31, 2020 and 2019, respectively. Other expense for the nine months ended October 31, 2020 and 2019 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the nine months ended October 31, 2020 and 2019 was $60,573 and $38,362, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be

MULTI SOFT II, INC.

assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the Credit Facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of October 31, 2020, we had a cash balance of $8,756, total liabilities of $814,349 and a negative working capital balance of approximately $55,700. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

We have an 11% revolving credit facility with Vector in the principal amount of up to $500,000, maturing in December 2021. The outstanding principal and interest balance due under the credit facility was $749,911 as of October 31, 2020, including accrued interest of $289,754. We believe this revolving credit facility provides us with access to capital sufficient for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the nine months ended October 31, 2020, net cash and cash equivalents decreased by $17,886. Net cash used in operations was $27,886. For the nine months ended October 31, 2020, no cash was provided by investing activities, while cash provided by financing activities was $10,000.

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

Dated:	November 25, 2020	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer