Form 10-K
period 2022-01-31
MULTI SOFT II, INC
filed 2022-04-14
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
At March 14, 2022, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Mine Safety Disclosures	15
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	16
Item 6.	Reserved	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	21
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accountant Fees and Services	26
PART IV
Item 15.	Exhibits and Financial Statement Schedules	27
Item 16.	Form 10-K Summary	28
SIGNATURES		29
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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note due December 2023 in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $600,000, which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

DUE TO THE CONTROL BY MANAGEMENT AND OUR PRINCIPAL SHAREHOLDER OF 54% OF OUR OUTSTANDING COMMON STOCK, OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE LITTLE POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

    Management and our principal shareholder currently control and vote an aggregate of 54% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, Robert L. Frome, director, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer and Chief Financial Officer and Vice President of Finance, respectively of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

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

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

    We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2022 and 2021, we incurred net losses of $95,119 and $90,485, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE DILUTION TO EXISTING SHAREHOLDERS.

    As mentioned above, we will need to raise additional capital in the future, which may be funded from unrelated third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition, we may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of our current shareholders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on acceptable terms could have a materially adverse impact on our business, financial condition and operating results.

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

Holders

We have approximately 174 shareholders of record of our common stock as of March 14, 2022.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.  We anticipate that any funds available for payment of dividends will be re-invested to further our business strategy.

Securities Authorized under Equity Compensation Plans

    We do not have any equity compensation plans.
ITEM 6.Reserved

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

    We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $600,000, maturing in December 2023, as amended on September 10, 2021, which we believe provides us with access to sufficient capital for the next twelve months from the issuance date of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Recent Developments

On June 16, 2021, Robert L. Frome notified Multi Soft II, Inc. (the “Company”) of his resignation as a director of the Company effective immediately. Mr. Frome's resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company's operations, policies or practices.

Results of Operations

Comparison of Years Ended January 31, 2022 and 2021

    Revenues. We did not generate revenues for the years ended January 31, 2022 and 2021, respectively.

    General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2022 and 2021, were $38,941 and $39,764, respectively. During the year ended January 31, 2022, such expenses consisted of professional fees associated with various corporate matters. During the year ended January 31, 2021, certain long standing payables of $25,203 were canceled by operation of law and their balance was reduced to $0, which was recorded as an offset to general and administrative expenses. General and administrative expenses for the year ended January 31, 2021 included the $25,203 payable reduction, offset by $64,967 of general and administrative expenses; such expenses consisted of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effect a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

    Other Expense. Other expense was $56,178 and $50,721 for the years ended January 31, 2022 and 2021, respectively. The other expense for the years ended January 31, 2022 and 2021 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2023.

    Net Loss. Our net loss for the years ended January 31, 2022 and 2021 was $95,119 and $90,485, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2022, we had a cash balance of $7,375, total liabilities of $937,999 and a negative working capital balance of $24,645. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $600,000, maturing in December 2023, as amended on September 10, 2021. At January 31, 2022, the outstanding principal and interest balance due under the credit facility were $547,111 and $358,868, respectively, for a total of $905,979. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2022, net cash and cash equivalents decreased by $4,664. Net cash used in operations was $82,291. For the year ended January 31, 2022, no cash was provided by investing activities, and cash provided by financing activities was $86,955.
For the year ended January 31, 2021, net cash and cash equivalents decreased by $23,931. Net cash used in operations was $33,931. For the year ended January 31, 2021, no cash was provided by investing activities, and cash provided by financing activities was $10,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $600,000, as amended on September 10, 2021. At January 31, 2022, the outstanding principal and interest balance due under the credit facility were $547,111 and $358,868, respectively, for a total of $905,979.

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

MULTI SOFT II, INC.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 14, 2022, are set forth beginning on page F-1 of this annual report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2022.
    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

MULTI SOFT II, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	56	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	55	Secretary, Treasurer, and CFO
Robert M. Lundgren (1)	63	Director
(1) Member of the audit committee
J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a Director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Solutions II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a Director of Multi Solutions II, Inc. from May 2011 until July 2012. Mr. Kirkland has served in various financial capacities of Vector and its subsidiaries since July 1992 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. In April 2016 Mr Kirkland became Senior Vice President of Vector. Mr. Kirkland also serves as Senior Vice President, Treasurer and Chief Financial Officer of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

Deborah A. Fasanelli has served as our Secretary, Treasurer and Chief Financial Officer since July 2012. From July 2006 to April 2016, Ms. Fasanelli has served as the Controller of Vector. In April 2016, Ms. Fasanelli became Vice President of Finance of Vector. Ms. Fasanelli also serves as the Vice President of Finance of Douglas Elliman ( NYSE: DOUG), the sixth largest residential real estate brokerage company in the United States. Ms. Fasanelli has served as the Secretary, Treasurer and Chief Financial Officer of Multi Solutions II, Inc. since July 2012. Ms. Fasanelli is licensed as a Certified Public Accountant in the state of Florida. Ms. Fasanelli holds a Bachelor of Science in Accounting from the University of Florida and has a Masters of Accounting from Florida International University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2022, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

In July 2012, our board of directors established an audit committee of the board of directors, which is currently comprised of Robert Lundgren, whom is a non-employee member of the board of directors. Mr. Lundgren serves as the chair of the audit committee. Our board of directors has determined that Mr. Lundgren's education and employment experience qualifies him as an audit committee financial expert within the SEC rules and regulations.
ITEM 11.    EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2022, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

    We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
J. Bryant Kirkland III	$2,500	—	—	$2,500
Robert M. Lundgren	$2,500	—	—	$2,500
Robert Frome	$1,250	—	—	$1,250
*Robert Frome resigned on 06/2021.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of April 14, 2022, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	666,432	54.0%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	146,615	11.9%
Robert Frome Olshan Frome Rosenzweig & Wolosky LLP Park Avenue Tower 65 East 55th Street New York, NY 10022	143,615	11.6%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
All Executive Officers and Directors as a group 3 persons)	—	—%

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

In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $600,000, as amended on September 10, 2021, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2023, as amended on September 10, 2021. The outstanding principal and interest balance due under the credit facility was $905,979, including accrued interest of $358,868, as of January 31, 2022.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2022 and January 31, 2021 were pre-approved by the audit committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $18,000 and $18,000 for the years ended January 31, 2022 and 2021, respectively.

Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2022 and January 31, 2021.

Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2022 and January 31, 2021.

All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2022 and January 31, 2021.
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

MULTI SOFT II, INC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 14, 2022, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
    All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.	Description

* 2.1	Articles of Merger filed with the State of Florida September 23, 2011 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-12G/A dated August 9, 2012).

* 2.2	Certificate of Merger filed with the State of New Jersey September 29, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Form 10-12G/A dated August 9, 2012).

* 3.1	Articles of Incorporation of the Company dated September 21, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-12G dated June 18, 2012).

* 3.2	Articles of Amendment of the Company dated October 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G dated June 18, 2012).

* 3.3	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-12G dated June 18, 2012).

* 10.1	Revolving Credit Promissory Note dated April 23, 2012 by the Company in favor of Vector Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-12G dated June 18, 2012).

* 10.2	Amendment No. 1 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 17, 2012).

* 10.3	Amendment No. 2 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 10, 2013).

* 10.4	Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated November 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated November 25, 2013).

* 10.5	Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 15, 2014).

* 10.6	Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 3, 2015).

No.		Description

* 10.7		Amendment No. 6 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 16, 2018).

* 10.8		Amendment No. 7 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 9, 2019).

* 10.9		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 14, 2020).

*10.10		Amendment No. 9 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated April 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 12, 2021).

*10.11		Amendment No. 10 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated September 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 14, 2021).

*10.12		Agreement Regarding Conflicts of Interest dated August 8, 2012 among the Company,Multi Soft II, Inc., J. Bryant Kirkland III, Deborah Fasanelli, Robert Frome and Robert Lundgren ( incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A dated August 24, 2012).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 14, 2022	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2022.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEARS ENDED JANUARY 31, 2022 and 2021

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Soft II, Inc. (the “Company”) as of January 31, 2022 and 2021, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, Florida
April 14, 2022

Multi Soft II, Inc.
Balance Sheets

	January 31, 2022	January 31, 2021

ASSETS

Current assets:
Cash	$7,375	$2,711
Total assets	$7,375	$2,711

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$32,020	$75,370
Total current liabilities	32,020	75,370

Due to shareholder	905,979	762,846

Total liabilities	937,999	838,216

Shareholders' deficiency
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(1,013,180)	(918,061)
Total shareholders' deficiency	(930,624)	(835,505)
Total liabilities and shareholders' deficiency	$7,375	$2,711

See accompanying notes to financial statements.

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2022	January 31, 2021

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	38,941	39,764
Total operating expenses	38,941	39,764

LOSS FROM OPERATIONS	(38,941)	(39,764)

OTHER EXPENSE
Interest expense	(56,178)	(50,721)
Total other expense	(56,178)	(50,721)

LOSS BEFORE TAXES	(95,119)	(90,485)

Income tax provision	—	—

NET LOSS	$(95,119)	$(90,485)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

3

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

			Additional Paid-in Capital
	Common Stock			Accumulated
	Number	Amount		Deficit	Total

Balances - February 1, 2020	1,233,853	$1,233	$81,323	$(827,576)	$(745,020)

Net Loss	—	—	—	(90,485)	(90,485)

Balances - January 31, 2021	1,233,853	$1,233	$81,323	$(918,061)	$(835,505)

Net Loss	—	—	—	(95,119)	(95,119)

Balances - January 31, 2022	1,233,853	$1,233	$81,323	$(1,013,180)	$(930,624)

See accompanying notes to financial statements.

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2022	January 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,119)	$(90,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	56,178	50,721
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(43,350)	5,833
Net cash used in operating activities	(82,291)	(33,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	86,955	10,000
Net cash provided by financing activities	86,955	10,000

NET INCREASE (DECREASE) IN CASH	4,664	(23,931)

CASH AT BEGINNING OF YEAR	2,711	26,642

CASH AT END OF YEAR	$7,375	$2,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2022, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

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

NOTE 2. DUE TO SHAREHOLDER

In April 2012, the Company executed a credit facility agreement with its majority shareholder providing for the repayment of all costs in excess of $17,500 paid by the majority shareholder on behalf of the Company. The credit facility provides the principal amount up to $600,000, as amended on September 10, 2021, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2023, as amended on September 10, 2021. Principal and interest outstanding under the credit facility totaled $905,979 and $762,846, including accrued interest of $358,868 and $302,689 as of January 31, 2022 and January 31, 2021, respectively.

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2022	2021

Current
Federal	$—	$—
State	—	—
Deferred
Federal	(19,975)	(19,002)
State	(11,716)	(3,185)
Change in valuation allowance	31,691	22,187
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2022	2021

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35	3.52
Impact of State rate change	7.97	—
Change in valuation allowance	(33.32)	(24.52)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:

	January 31,
	2022	2021

Net operating loss	$255,575	$223,884
Gross deferred tax assets:	255,575	223,884
Less: valuation allowance	(255,575)	(223,884)
Net deferred tax asset	$—	$—

As of January 31, 2022, the Company had net operating loss carryforwards of approximately $1,008,000 which may be used to offset future taxable income. $756,000 expires through the year 2040, while $252,000 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2018 through the current year remain open for federal income tax audits.
8