Form 10-Q
period 2022-07-31
MULTI SOFT II, INC
filed 2022-09-13
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2022

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
☒ Yes ☐ No
At September 8, 2022, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

MULTI SOFT II, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Multi Soft II, Inc.
Condensed Balance Sheets

	July 31, 2022	January 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash	$14,040	$7,375
Total assets	$14,040	$7,375

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$21,802	$32,020
Total current liabilities	21,802	32,020

Due to shareholder	971,385	905,979

Total liabilities	993,187	937,999

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(1,061,703)	(1,013,180)
Total shareholders' deficiency	(979,147)	(930,624)
Total liabilities and shareholders' deficiency	$14,040	$7,375

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
 Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	9,705	7,299	17,117	15,635
Total operating expenses	9,705	7,299	17,117	15,635

LOSS FROM OPERATIONS	(9,705)	(7,299)	(17,117)	(15,635)

OTHER EXPENSE
Interest expense	(16,045)	(13,565)	(31,406)	(26,396)
Total other expense	(16,045)	(13,565)	(31,406)	(26,396)

LOSS BEFORE TAXES	(25,750)	(20,864)	(48,523)	(42,031)

Income tax provision	—	—	—	—

NET LOSS	$(25,750)	$(20,864)	$(48,523)	$(42,031)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853	1,233,853	1,233,853

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.

Condensed Statements of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2022	1,233,853	$1,233	$81,323	$(1,035,953)	$(953,397)

Net loss	—	—	—	(25,750)	(25,750)

Balances - July 31, 2022	1,233,853	$1,233	$81,323	$(1,061,703)	$(979,147)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - May 1, 2021	1,233,853	$1,233	$81,323	$(939,228)	$(856,672)

Net loss	—	—	—	(20,864)	(20,864)

Balances - July 31, 2021	1,233,853	$1,233	$81,323	$(960,092)	$(877,536)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Shareholders' Deficiency
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2022	1,233,853	$1,233	$81,323	$(1,013,180)	$(930,624)

Net loss	—	—	—	(48,523)	(48,523)

Balances - July 31, 2022	1,233,853	$1,233	$81,323	$(1,061,703)	$(979,147)

			Additional
	Common Stock		Paid-in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances - February 1, 2021	1,233,853	$1,233	$81,323	$(918,061)	$(835,505)

Net loss	—	—	—	(42,031)	(42,031)

Balances - July 31, 2021	1,233,853	$1,233	$81,323	$(960,092)	$(877,536)

See accompanying notes to condensed unaudited financial statements.

Multi Soft II, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31, 2022	July 31, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(48,523)	$(42,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	31,406	26,396
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(10,218)	(6,500)
Net cash used in operating activities	(27,335)	(22,135)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	34,000	28,772
Net cash provided by financing activities	34,000	28,772

NET INCREASE IN CASH	6,665	6,637

CASH AT BEGINNING OF PERIOD	7,375	2,711

CASH AT END OF PERIOD	$14,040	$9,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As disclosed in Note 2, the Company increased its borrowing capacity on the credit facility to $700,000. As of July 31, 2022, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

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

The unaudited interim condensed financial statements of the Company as of July 31, 2022 and for the three and six months ended July 31, 2022 and 2021 included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions for Form 10-Q, and Article 8 of Regulation S-X. Certain information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at July 31, 2022, the results of its operations for the three and six months ended July 31, 2022 and 2021, and the results of its cash flows for the six months ended July 31, 2022 and 2021. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2022 filed with the Securities and Exchange Commission ("SEC").

(B) Financial Instruments

The carrying amounts of cash and accounts payable and credit facility approximate their fair values due to their short term nature and that they are receivable or payable upon demand. However, considerable judgment is involved in making fair value determinations and current estimates of fair value may differ significantly from amounts presented herein.

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

(F) New Accounting Pronouncements

Accounting Standards Updates to be adopted in the future

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

SEC Proposed Rules

On March 21, 2022, the SEC proposed rule changes that would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions, which have become a commonly used metric to assess a registrant's exposure to such risks. In addition, under the proposed rules, certain climate-related financial metrics would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

(G) Subsequent Events:

The Company has evaluated subsequent events through September 13, 2022, the date the financial statements were issued.

MULTI SOFT II, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited
NOTE 2. DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder, whereby, the credit facility provides the principal amount up to $700,000, as amended as of June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual interest rate of 11% and mature in December 2025. As of July 31, 2022 and January 31, 2022, respectively, principal and interest outstanding under the credit facility totaled $971,385 and $905,979, including principal of $581,111 and $547,111, respectively, and accrued interest of $390,274 and $358,868, respectively. Interest expense related to the credit facility was $16,045 and $13,565 for the three months ended July 31, 2022 and 2021, respectively; and, $31,406 and $26,396 for the six months ended July 31, 2022 and 2021, respectively.

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

MULTI SOFT II, INC.

Results of Operations

Comparison of Three Months Ended July 31, 2022 and 2021

Revenues. We did not generate revenues for the three months ended July 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2022 and 2021 were $9,705 and $7,299, respectively. During the three months ended July 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $16,045 and $13,565 for the three months ended July 31, 2022 and 2021, respectively. Other expense for the three months ended July 31, 2022 and 2021 related to interest expense on the outstanding balance of the credit facility.

Net Loss. Our net loss for the three months ended July 31, 2022 and 2021 was $25,750 and $20,864, respectively.

Comparison of Six Months Ended July 31, 2022 and 2021

Revenues. We did not generate revenues for the six months ended July 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended July 31, 2022 and 2021, were $17,117 and $15,635, respectively. During the six months ended July 31, 2022 and 2021, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $31,406 and $26,396 for the six months ended July 31, 2022 and 2021, respectively. Other expense for the six months ended July 31, 2022 and 2021 related to interest expense on the outstanding balance of the 11% revolving credit facility due December 2025.

Net Loss. Our net loss for the six months ended July 31, 2022 and 2021 was $48,523 and $42,031, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of July 31, 2022, we had a cash balance of $14,040, total liabilities of $993,187 and a negative working capital balance of approximately $7,800. We believe our available borrowing capacity under the credit facility provides us with sufficient capital for the next twelve months from the issuance date of this report.

MULTI SOFT II, INC.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended on June 10, 2022. The outstanding principal and interest owed to Vector as of July 31, 2022 was $971,385, which included principal of $581,111 and accrued interest of $390,274. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the six months ended July 31, 2022, net cash and cash equivalents increased by $6,665. Net cash used in operations was $27,335, compared to $22,135 for the six months ended July 31, 2021.

For the six months ended July 31, 2022 and 2021, no cash was provided by investing activities.

For the six months ended July 31, 2022 and 2021, cash provided by financing activities was $34,000 and $28,772, respectively, and was associated with borrowing under the revolving credit facility.

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

ITEM 6.    EXHIBITS

No.		Description

10.1		Amendment No. 11 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended April 30, 2022).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	September 13, 2022	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer