Form 10-K
period 2023-01-31
MULTI SOFT II, INC
filed 2023-04-26
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
At April 5, 2023, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this annual report on Form 10-K discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report on Form 10-K, forward-looking statements are generally identified by the words such as “anticipate”, “believe”, “continue”, "could", “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar words or phrases or their negatives. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader deciding whether to invest in our securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K. Important factors that may cause actual results to differ from projections include, for example:

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

Human Capital

Apart from management, we have no employees. J Bryant Kirkland III, our Chairman, President and Chief Executive Officer, and Deborah A Fasanelli, our Secretary, Treasurer and Chief Financial Officer, are responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. We will engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement our business plan. Our directors and officers are engaged in outside business activities and anticipate that they devote very limited time to our business. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note due December 2025 in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $700,000, which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

    Management and our principal shareholder currently control and vote an aggregate of 54% of our issued and outstanding common stock. Our management consists of J. Bryant Kirkland III, President, CEO and Chairman of our board of directors, Deborah Fasanelli, Secretary, Treasurer, and CFO, and Robert M. Lundgren, director. Mr. Kirkland and Ms. Fasanelli serve as Senior Vice President, Treasurer and Chief Financial Officer and Vice President of Finance, respectively of Vector, our majority shareholder, although neither has investment authority or voting control over the securities owned by Vector. Consequently, management, along with our principal shareholder, acting together, have the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to shareholders for approval, including:

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

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

    We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2023 and 2022, we incurred net losses of $103,388 and $95,119, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

Holders

We have approximately 173 shareholders of record of our common stock as of April 5, 2023.

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

    We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $700,000, maturing in December 2025, as amended on June 10, 2022, which we believe provides us with access to sufficient capital for the next twelve months from the issuance of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

We do not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs associated with being a publicly traded company, including the filing of Exchange Act reports, and we could also incur expenses and expenditures related to: (i) investigating and analyzing business combinations; and (ii) consummating an acquisition. We believe we will be able to meet these costs through amounts, as needed, to be lent by or invested in us by our shareholders, management or other investors.

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

Results of Operations

Comparison of Years Ended January 31, 2023 and 2022

    Revenues. We did not generate revenues for the years ended January 31, 2023 and 2022, respectively.

    General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2023 and 2022, were $39,165 and $38,941, respectively. During the year ended January 31, 2023, and 2022, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $64,223 and $56,178 for the years ended January 31, 2023 and 2022, respectively. Other expense for the years ended January 31, 2023 and 2022 related to interest expense on the outstanding balance of the credit facility due December 2025.

    Net Loss. Our net loss for the years ended January 31, 2023 and 2022 was $103,388 and $95,119, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2023, we had a cash balance of $15,136, total liabilities of $1,049,148 and a negative working capital balance of $15,810. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, maturing in December 2025, as amended on June 10, 2022. The outstanding principal and interest owed to Vector as of January 31, 2023 was $1,018,202, which included principal of $595,112 and accrued interest of $423,090. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2023, net cash and cash equivalents increased by $7,761. Net cash used in operations was $40,239. For the year ended January 31, 2023, no cash was provided by investing activities, and cash provided by financing activities was $48,000.
For the year ended January 31, 2022, net cash and cash equivalents increased by $4,664. Net cash used in operations was $82,291. For the year ended January 31, 2022, no cash was provided by investing activities, and cash provided by financing activities was $86,955.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $700,000, as amended on June 10, 2022. At January 31, 2023, the outstanding principal and interest balance due under the credit facility were $595,112 and $423,090, respectively, for a total of $1,018,202.

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

Critical Accounting Policies

Management has not identified any critical accounting policies.

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

MULTI SOFT II, INC.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and Notes thereto, together with the report thereon of Marcum LLP dated April 26, 2023, are set forth beginning on page F-1 of this annual report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2023.
    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

MULTI SOFT II, INC.

                        PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	57	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	56	Secretary, Treasurer, and CFO
Robert M. Lundgren (1)	64	Director
(1) Member of the audit committee
J. Bryant Kirkland III has served as our Chairman, President and Chief Executive Officer since July 2012. From May 2011 until July 2012 he was our Secretary, Treasurer, Chief Financial Officer and a Director. Mr. Kirkland has been the Chairman, President and Chief Executive Officer of Multi Solutions II, Inc. since July 2012, and he was the Secretary, Treasurer, Chief Financial Officer and a Director of Multi Solutions II, Inc. from May 2011 until July 2012. Mr. Kirkland has served in various financial capacities of Vector (NYSE: VGR) and its subsidiaries since July 1992 and became Vice President, Treasurer and Chief Financial Officer of Vector on April 1, 2006. In April 2016 Mr Kirkland became Senior Vice President of Vector. Mr. Kirkland also serves as Senior Vice President, Treasurer and Chief Financial Officer of Douglas Elliman Inc. (NYSE: DOUG), the fifth-largest residential real estate brokerage company in the United States. Mr. Kirkland is licensed as a Certified Public Accountant in the states of Florida, New York, and North Carolina. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and a Masters of Business Administration from Barry University. Mr. Kirkland's pertinent experience, qualifications, attributes and skills include financial literacy and expertise and the knowledge and experience he has attained through his service as an executive officer and a director of publicly-traded corporations.

Deborah A. Fasanelli has served as our Secretary, Treasurer and Chief Financial Officer since July 2012. From July 2006 to April 2016, Ms. Fasanelli has served as the Controller of Vector. In April 2016, Ms. Fasanelli became Vice President of Finance of Vector. Ms. Fasanelli also serves as the Vice President of Finance of Douglas Elliman Inc. Ms. Fasanelli has served as the Secretary, Treasurer and Chief Financial Officer of Multi Solutions II, Inc. since July 2012. Ms. Fasanelli is licensed as a Certified Public Accountant in the state of Florida. Ms. Fasanelli holds a Bachelor of Science in Accounting from the University of Florida and has a Masters of Accounting from Florida International University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2023, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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
ITEM 11.    EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2023, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

    We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2023.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of April 26, 2023, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

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

(1) J. Bryant Kirkland III, our Chairman, President and CEO, serves as Senior Vice President, Treasurer and Chief Financial Officer of Vector. However, Mr. Kirkland has no investment authority or voting control over the securities owned by Vector. The other executive officers of Vector are Howard M. Lorber, President and Chief Executive Officer, Richard Lampen, Executive Vice President and COO, Marc N. Bell, Senior Vice President, Secretary and General Counsel, Nicholas P. Anson, President and CEO of Vector's Liggett Group LLC subsidiary, and J. David Ballard, Senior Vice President, Enterprise and Chief Technology Officer. The directors of Vector are Mr. Lorber, Bennett S. LeBow, Henry C. Beinstein, Ronald J. Bernstein, Paul V. Carlucci, Mr. Lampen, Jean E. Sharpe, Barry Watkins and Wilson L. White.

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

In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $700,000, as amended on June 10, 2022, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025, as amended on June 10, 2022. The outstanding principal and interest balance due under the credit facility was $1,018,202, including accrued interest of $423,090, as of January 31, 2023.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Marcum LLP, as well as the fees charged by Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Marcum LLP during the years ended January 31, 2023 and January 31, 2022 were pre-approved by the audit committee.

Audit Fees.  The aggregate fees billed by Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $19,570 and $18,000 for the years ended January 31, 2023 and 2022, respectively.

Audit-Related Fees.  No fees were billed by Marcum LLP for audit-related professional services during the years ended January 31, 2023 and January 31, 2022.

Tax Fees.  No fees were billed by Marcum LLP for tax fees during the years ended January 31, 2023 and January 31, 2022.

All Other Fees.  No fees were billed by Marcum LLP for other services during the years ended January 31, 2023 and January 31, 2022.
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

MULTI SOFT II, INC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the report thereon of Marcum LLP dated April 26, 2023, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
    All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.	Description

* 2.1	Articles of Merger filed with the State of Florida September 23, 2011 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-12G/A dated August 9, 2012).

* 2.2	Certificate of Merger filed with the State of New Jersey September 29, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Form 10-12G/A dated August 9, 2012).

* 3.1	Articles of Incorporation of the Company dated September 21, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-12G dated June 18, 2012).

* 3.2	Articles of Amendment of the Company dated October 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G dated June 18, 2012).

* 3.3	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-12G dated June 18, 2012).

* 10.1	Revolving Credit Promissory Note dated April 23, 2012 by the Company in favor of Vector Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-12G dated June 18, 2012).

* 10.2	Amendment No. 1 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 17, 2012).

* 10.3	Amendment No. 2 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 10, 2013).

* 10.4	Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated November 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated November 25, 2013).

* 10.5	Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 15, 2014).

* 10.6	Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 3, 2015).

No.		Description

* 10.7		Amendment No. 6 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 16, 2018).

* 10.8		Amendment No. 7 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 9, 2019).

* 10.9		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 14, 2020).

*10.10		Amendment No. 9 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated April 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 12, 2021).

*10.11		Amendment No. 10 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated September 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 14, 2021).

*10.12		Amendment No. 11 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 10, 2022).
*10.13		Agreement Regarding Conflicts of Interest dated August 8, 2012 among the Company,Multi Soft II, Inc., J. Bryant Kirkland III, Deborah Fasanelli, Robert Frome and Robert Lundgren ( incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A dated August 24, 2012).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.FORM 10-K SUMMARY

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 26, 2023	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 26, 2023.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEARS ENDED JANUARY 31, 2023 and 2022

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Multi Soft II, Inc. (the “Company”) as of January 31, 2023 and 2022, the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, Florida
April 26, 2023

1

Multi Soft II, Inc.
Balance Sheets

	January 31, 2023	January 31, 2022

ASSETS

Current assets:
Cash	$15,136	$7,375
Total assets	$15,136	$7,375

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$30,946	$32,020
Total current liabilities	30,946	32,020

Due to shareholder	1,018,202	905,979

Total liabilities	1,049,148	937,999

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(1,116,568)	(1,013,180)
Total shareholders' deficiency	(1,034,012)	(930,624)
Total liabilities and shareholders' deficiency	$15,136	$7,375

See accompanying notes to financial statements.

2

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2023	January 31, 2022

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	39,165	38,941
Total operating expenses	39,165	38,941

LOSS FROM OPERATIONS	(39,165)	(38,941)

OTHER EXPENSE
Interest expense	(64,223)	(56,178)
Total other expense	(64,223)	(56,178)

LOSS BEFORE TAXES	(103,388)	(95,119)

Income tax provision	—	—

NET LOSS	$(103,388)	$(95,119)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

3

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

			Additional Paid-in Capital
	Common Stock			Accumulated
	Number	Amount		Deficit	Total

Balances - February 1, 2021	1,233,853	$1,233	$81,323	$(918,061)	$(835,505)

Net Loss	—	—	—	(95,119)	(95,119)

Balances - January 31, 2022	1,233,853	1,233	81,323	(1,013,180)	(930,624)

Net Loss	—	—	—	(103,388)	(103,388)

Balances - January 31, 2023	1,233,853	$1,233	$81,323	$(1,116,568)	$(1,034,012)

See accompanying notes to financial statements.

4

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2023	January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,388)	$(95,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	64,223	56,178
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(1,074)	(43,350)
Net cash used in operating activities	(40,239)	(82,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	48,000	86,955
Net cash provided by financing activities	48,000	86,955

NET INCREASE IN CASH	7,761	4,664

CASH AT BEGINNING OF YEAR	7,375	2,711

CASH AT END OF YEAR	$15,136	$7,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

5

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2023, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

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

6

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

(G) New Accounting Pronouncements

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
7

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

NOTE 2. DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder, whereby, the credit facility provides the principal amount up to $700,000, as amended on June 10, 2022, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2025. As of January 31, 2023 and January 31, 2022, respectively, principal and interest outstanding under the credit facility totaled $1,018,202 and $905,979, including principal of $595,112 and $547,111 respectively, and accrued interest of $423,090 and $358,868, respectively. Interest expense related to the credit facility was $64,223 and $56,178 for the twelve months ended January 31, 2023 and 2022 respectively.

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2023	2022

Current
Federal	$—	$—
State	—	—
Deferred
Federal	27,136	(19,975)
State	(4,497)	(11,716)
Change in valuation allowance	(22,639)	31,691
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2023	2022

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35	4.35
Expiration of historical NOLs	(47.25)	—
Impact of State rate change	—	7.97
Change in valuation allowance	21.90	(33.32)
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:
8

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

	January 31,
	2023	2022

Net operating loss	$232,936	$255,575
Gross deferred tax assets:	232,936	255,575
Less: valuation allowance	(232,936)	(255,575)
Net deferred tax asset	$—	$—

As of January 31, 2023, the Company had net operating loss carryforwards of $918,881 which may be used to offset future taxable income. $480,471 expires through the year 2038, while $438,410 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2019 through the current year remain open for federal income tax audits.
9