Form 10-K
period 2024-01-31
MULTI SOFT II, INC
filed 2024-04-29
CIK 766404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☑ Yes ☐ No
At April 15, 2024, Multi Soft II, Inc. had 1,233,853 shares of common stock outstanding.

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

We are unable to predict the time as to when, and if we will ever engage in identifying potential merger or acquisition candidates. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their “affiliates”. In that event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.

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

There is a risk that we will be unable to consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since 2005. While we have no significant assets or financial resources, in April 2012 we issued an 11% revolving credit promissory note due December 2027 in favor of Vector in the principal amount of up to $150,000, which was later amended to increase the available amount to $800,000, which we believe provides us with sufficient capital. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

WE MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN OUR REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES.

    We have no revenues and no cash flow. It is anticipated that the amounts needed to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence will be obtained from loans or investments of capital by our shareholders, management and investors. For the years ended January 31, 2024 and 2023, we incurred net losses of $119,620 and $103,388, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we consummate a successful merger and commence business operations. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

    None.

ITEM 1C.     CYBERSECURITY

As a shell company with no current business or operations, our accounting systems are included in the accounting systems of our parent company, Vector Group Ltd. (Commission File No. 1- 5759). Consequently, our management team relies on the cybersecurity processes that our parent company has established to oversee and identify material risks from cybersecurity threats. Therefore, none of the committees are responsible for the oversight of risks from cybersecurity threats. See “Item 1C. Cybersecurity” of Vector Group Ltd.’s Form 10-K for the year ended December 31, 2023 for a discussion of its comprehensive cybersecurity approach.

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

Holders

We have approximately 173 shareholders of record of our common stock as of April 15, 2024.

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

    We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since 2005. However, we have issued an 11% revolving credit promissory note in favor of Vector Group Ltd. ("Vector") in the principal amount of up to $800,000, maturing in December 2027, as amended on April 26, 2024, which we believe provides us with access to sufficient capital for the next twelve months from the issuance of this report. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this annual report on Form 10-K are not meaningful to our future results.

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

Results of Operations

Comparison of Years Ended January 31, 2024 and 2023

    Revenues. We did not generate revenues for the years ended January 31, 2024 and 2023, respectively.

    General and Administrative Expenses. General and administrative expenses for the years ended January 31, 2024 and 2023, were $50,536 and $39,165, respectively. During the year ended January 31, 2024, and 2023, such expenses consisted primarily of professional fees associated with various matters associated with being a publicly traded corporation. These general and administrative expenses are subject to inflationary increases as well as changes in the regulatory environment and may increase in the future. In addition, if we effectuate a merger or other business combination with an operating business, we believe the level of expenses necessary to operate a publicly traded company will increase.

Other Expense. Other expense was $69,084 and $64,223 for the years ended January 31, 2024 and 2023, respectively. Other expense for the years ended January 31, 2024 and 2023 related to interest expense on the outstanding balance of the credit facility due December 2027.

    Net Loss. Our net loss for the years ended January 31, 2024 and 2023 was $119,620 and $103,388, respectively.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present shareholders or management, for which there is no existing commitment. Although we have no present commitment from any such parties to provide funding aside from the credit facility, if we reach the point where we need funds to remain in operation, we will attempt to raise funds from our present shareholders or management in the form of equity or debt. If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations. As of January 31, 2024, we had a cash balance of $3,501, total liabilities of $1,158,176 and a negative working capital balance of $31,347. We believe our cash balance and available borrowing capacity provides us with sufficient capital for the next twelve months from the issuance date of this report.

In April 2012 we entered into an 11% revolving credit promissory note in favor of Vector in the principal amount of up to $800,000, maturing in December 2027, as amended on April 26, 2024. The outstanding principal and interest owed to Vector as of January 31, 2024 was $1,122,285, which included principal of $630,111 and accrued interest of $492,174. We believe this revolving credit arrangement provides us with access to sufficient capital for the next twelve months from the issuance date of this filing. If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Discussion of Cash Flows

For the year ended January 31, 2024, net cash and cash equivalents decreased by $11,635. Net cash used in operations was $46,635. For the year ended January 31, 2024, no cash was provided by investing activities, and cash provided by financing activities was $35,000.
For the year ended January 31, 2023, net cash and cash equivalents increased by $7,761. Net cash used in operations was $40,239. For the year ended January 31, 2023, no cash was provided by investing activities, and cash provided by financing activities was $48,000.

Liquidity Sources

We satisfy our cash needs by drawing on the 11% revolving credit promissory note in favor of Vector in the principal amount of up to $800,000, as amended on April 26, 2024. At January 31, 2024, the outstanding principal and interest balance due under the credit facility were $630,111 and $492,174, respectively, for a total of $1,122,285.

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

MULTI SOFT II, INC.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our Financial Statements and Notes thereto, together with the reports thereon of Marcum LLP dated April 26, 2023, and Novogradac & Company LLP dated April 29, 2024, are set forth beginning on page F-1 of this annual report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal controls over financial reporting were effective as of January 31, 2024.
    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Material Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

MULTI SOFT II, INC.

                        PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Positions Held
J. Bryant Kirkland III	58	Chairman of the Board of Directors, President and CEO
Deborah A. Fasanelli	57	Secretary, Treasurer, and CFO
Robert M. Lundgren (1)	65	Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended January 31, 2024, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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
ITEM 11.    EXECUTIVE COMPENSATION

None of our current executive officers or our former executive officers who served at the end of the fiscal year ended January 31, 2024, including our principal executive officer, received any cash or non-cash compensation from us for their services rendered as executive officers during the past two fiscal years or had outstanding equity awards at year end. We have not entered into employment agreements with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

    We pay each director an annual retainer of $2,500, payable quarterly, and reimburse the directors for reasonable travel expenses incurred in connection with their activities on our behalf.

The table below summarizes the compensation paid by us to our directors for the fiscal year ended January 31, 2024.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of April 29, 2024, by: (i) those persons or groups known to own beneficially more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our executive officers and directors as a group. The information presented does not reflect the ownership interests of such individuals as a result of the merger transaction described above.

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table below, the business address of each individual or entity is 4400 Biscayne Boulevard, Miami, Florida 33137.

	Shares Beneficially Owned
Name and Address	Number	Percent

Vector Group Ltd. (1) 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	666,432	54.0%
Michael Potter Monarch Capital Group LLC 500 Fifth Avenue, Suite 2240 New York, NY 10110	146,615	11.9%
Robert Frome Olshan Frome Rosenzweig & Wolosky LLP Park Avenue Tower 65 East 55th Street New York, NY 10022	143,615	11.6%
Multi Solutions II, Inc. 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	140,534	11.4%
J. Bryant Kirkland III 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Deborah A. Fasanelli 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
Robert M. Lundgren 4400 Biscayne Boulevard, 10th Floor Miami, FL 33137	—	—
All Executive Officers and Directors as a group 3 persons)	—	—%

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

In April 2012, we agreed to enter into a credit facility agreement for all amounts incurred by Vector on our behalf in excess of $17,500. The credit facility provides in the principal amount of up to $800,000, as amended on April 26, 2024, of financing to us for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2027 as amended on April 26, 2024. The outstanding principal and interest balance due under the credit facility was $1,122,285, including accrued interest of $492,174, as of January 31, 2024.

Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves audit and permissible non-audit services performed by Novogradac & Company LLP or Marcum LLP, as well as the fees charged by Novogradac & Company LLP or Marcum LLP for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Novogradac & Company LLP or Marcum LLP is engaged to render audit or non-audit services, the engagement is approved by the audit committee. All of the services provided and fees charged by Novogradac & Company LLP or Marcum LLP during the years ended January 31, 2024 and January 31, 2023 were pre-approved by the audit committee.

Audit Fees. The aggregate fees billed by Novogradac & Company LLP and Marcum LLP for professional services for the audit of the annual financial statements of the Company, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and review of documents filed with the SEC were $12,000 and $20,000 for the years ended January 31, 2024 and 2023, respectively.

Audit-Related Fees. No fees were billed by Novogradac & Company LLP or Marcum LLP for audit-related professional services during the years ended January 31, 2024 and January 31, 2023.

Tax Fees. No fees were billed by Novogradac & Company LLP or Marcum LLP for tax fees during the years ended January 31, 2024 and January 31, 2023.

All Other Fees. No fees were billed by Novogradac & Company LLP or Marcum LLP for other services during the years ended January 31, 2024 and January 31, 2023.
Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firm. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent registered certified public accounting firm is engaged to perform it. The audit committee approved all services provided by Novogradac & Company LLP and Marcum LLP.

MULTI SOFT II, INC.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS:
Our financial statements and the notes thereto, together with the reports thereon of Novogradac & Company LLP dated April 29, 2024, and, Marcum LLP dated April 26, 2023, appear beginning on page F-1 of this report.
FINANCIAL STATEMENT SCHEDULES:
    All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:

No.	Description

* 2.1	Articles of Merger filed with the State of Florida September 23, 2011 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-12G/A dated August 9, 2012).

* 2.2	Certificate of Merger filed with the State of New Jersey September 29, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Form 10-12G/A dated August 9, 2012).

* 3.1	Articles of Incorporation of the Company dated September 21, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-12G dated June 18, 2012).

* 3.2	Articles of Amendment of the Company dated October 4, 2011 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-12G dated June 18, 2012).

* 3.3	By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Form 10-12G dated June 18, 2012).

* 10.1	Revolving Credit Promissory Note dated April 23, 2012 by the Company in favor of Vector Group, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Form 10-12G dated June 18, 2012).

* 10.2	Amendment No. 1 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 17, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 17, 2012).

* 10.3	Amendment No. 2 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 10, 2013).

* 10.4	Amendment No. 3 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated November 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated November 25, 2013).

* 10.5	Amendment No. 4 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated December 15, 2014).

* 10.6	Amendment No. 5 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 3, 2015).

No.		Description

* 10.7		Amendment No. 6 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated December 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 16, 2018).

* 10.8		Amendment No. 7 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 9, 2019).

* 10.9		Amendment No. 8 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated May 14, 2020).

*10.10		Amendment No. 9 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated April 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K dated April 12, 2021).

*10.11		Amendment No. 10 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated September 10, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 14, 2021).

*10.12		Amendment No. 11 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated June 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 10, 2022).

10.13		Amendment No. 12 to Revolving Credit Promissory Note by and between Multi Soft II, Inc. and Vector Group Ltd. dated April 26, 2024.

*10.14		Agreement Regarding Conflicts of Interest dated August 8, 2012 among the Company,Multi Soft II, Inc., J. Bryant Kirkland III, Deborah Fasanelli, Robert Frome and Robert Lundgren ( incorporated by reference to Exhibit 10.2 to the Company's Form 10-12G/A dated August 24, 2012).

31.1		Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

*		Incorporated by reference
***		Pursuant to Rule 406T of SEC Regulations S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	April 29, 2024	MULTI SOFT II, INC.
		By:	/s/ J. Bryant Kirkland III
		Name:	J. Bryant Kirkland III
		Title:	President and Chief Executive Officer

		By:	/s/ Deborah A. Fasanelli
		Name:	Deborah A. Fasanelli
		Title:	Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

The undersigned directors and officers of Multi Soft II, Inc. hereby constitute and appoint J. Bryant Kirkland III and Deborah A. Fasanelli, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2024.

SIGNATURE	TITLE

/s/ J. Bryant Kirkland III	Chairman of the Board of Directors, President and CEO
J. Bryant Kirkland III

/s/ Deborah A. Fasanelli	Secretary, Treasurer and CFO
Deborah A. Fasanelli

/s/ Robert M. Lundgren	Director
Robert M. Lundgren

MULTI SOFT II, INC.
FORM 10-K FOR THE YEARS ENDED JANUARY 31, 2024 and 2023

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Multi Soft II, Inc. (the “Company”) as of January 31, 2024, the related statements of operations, stockholders’ deficiency and cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Novogradac and Company LLP
Novogradac and Company LLP

We have served as the Company’s auditor since 2024.

Plantation, Florida
April 29, 2024

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Multi Soft II, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Multi Soft II, Inc. (the “Company”) as of January 31, 2023, the related statements of operations, stockholders’ deficiency and cash flows for the year ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023, and the results of its operations and its cash flows for the year ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP
Marcum LLP

We served as the Company’s auditor from 2011 through 2023.

West Palm Beach, Florida
April 26, 2023

2

Multi Soft II, Inc.
Balance Sheets

	January 31, 2024	January 31, 2023

ASSETS

Current assets:
Cash	$3,501	$15,136
Prepaid assets	1,043	—
Total assets	$4,544	$15,136

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$35,891	$30,946
Total current liabilities	35,891	30,946

Due to shareholder	1,122,285	1,018,202

Total liabilities	1,158,176	1,049,148

Shareholders' deficiency:
Preferred stock, 50,000,000 shares authorized, $0.001 par value; no shares issued or outstanding	—	—
Common stock, 200,000,000 shares authorized; $0.001 par value; 1,233,853 shares issued and outstanding	1,233	1,233
Additional paid-in capital	81,323	81,323
Accumulated deficit	(1,236,188)	(1,116,568)
Total shareholders' deficiency	(1,153,632)	(1,034,012)
Total liabilities and shareholders' deficiency	$4,544	$15,136

See accompanying notes to financial statements.

3

Multi Soft II, Inc.
 Statements of Operations

	Years Ended
	January 31, 2024	January 31, 2023

REVENUE	$—	$—

OPERATING EXPENSES:
General and administrative expenses	50,536	39,165
Total operating expenses	50,536	39,165

LOSS FROM OPERATIONS	(50,536)	(39,165)

OTHER EXPENSE
Interest expense	(69,084)	(64,223)
Total other expense	(69,084)	(64,223)

LOSS BEFORE TAXES	(119,620)	(103,388)

Income tax provision	—	—

NET LOSS	$(119,620)	$(103,388)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,233,853	1,233,853

See accompanying notes to financial statements.

4

Multi Soft II, Inc.
Statements of Shareholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated
	Number	Amount		Deficit	Total

Balances - February 1, 2022	1,233,853	$1,233	$81,323	$(1,013,180)	$(930,624)

Net Loss	—	—	—	(103,388)	(103,388)

Balances - January 31, 2023	1,233,853	1,233	81,323	(1,116,568)	(1,034,012)

Net Loss	—	—	—	(119,620)	(119,620)

Balances - January 31, 2024	1,233,853	$1,233	$81,323	$(1,236,188)	$(1,153,632)

See accompanying notes to financial statements.

5

Multi Soft II, Inc.
Statements of Cash Flows

	Years Ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,620)	$(103,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest on due to shareholder	69,083	64,223
Changes in operating assets and liabilities:
Increase in prepaid assets	(1,043)	—
Increase (decrease) in accounts payable and accrued expenses	4,945	(1,074)
Net cash used in operating activities	(46,635)	(40,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	35,000	48,000
Net cash provided by financing activities	35,000	48,000

NET (DECREASE) INCREASE IN CASH	(11,635)	7,761

CASH AT BEGINNING OF YEAR	15,136	7,375

CASH AT END OF YEAR	$3,501	$15,136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

6

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

The Company does not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of the Company's equity or debt securities, the occurrence of either of which cannot be assured, the Company will be dependent upon future loans or equity investments from the Company's present shareholders or management, for which there is no existing commitment except as disclosed in Note 2. Although the Company has no present commitment from any such parties to provide funding, except as disclosed in Note 2, if the Company reaches the point where the Company needs funds to remain in operation, the Company will attempt to raise funds from the Company's present shareholders or management in the form of equity or debt. If, in such situation, the Company is unable to raise funds from those parties, it is likely that the Company's business would cease operations. As of January 31, 2024, the Company believes it has adequate cash and available borrowing capacity under the credit facility to sustain operations for the next twelve months from the issuance date of this report.

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

7

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
8

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

NOTE 2. DUE TO SHAREHOLDER

The Company has a credit facility with its majority shareholder, whereby, the credit facility provides the principal amount up to $800,000 as amended on April 26, 2024, of financing to the Company for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2027. As of January 31, 2024 and January 31, 2023, respectively, principal and interest outstanding under the credit facility totaled $1,122,285 and $1,018,202, including principal of $630,111 and $595,112 respectively, and accrued interest of $492,174 and $423,090, respectively. Interest expense related to the credit facility was $69,084 and $64,223 for the twelve months ended January 31, 2024 and 2023 respectively.

NOTE 3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended January 31,
	2024	2023

Current
Federal	$—	$—
State	—	—
Deferred
Federal	(25,120)	27,136
State	(5,204)	(4,497)
Change in valuation allowance	30,324	(22,639)
	$—	$—

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before the provision for income taxes. The sources and tax effects of the difference are as follows:

	Years ended January 31,
	2024	2023

Income tax at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35	4.35
Expiration of historical NOLs	—	(47.25)
Impact of State rate change	—	—
Change in valuation allowance	(25.35)	21.90
Total	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities are as follows:
9

MULTI SOFT II, INC.
NOTES TO FINANCIAL STATEMENTS

	January 31,
	2024	2023

Net operating loss	$263,260	$232,936
Gross deferred tax assets:	263,260	232,936
Less: valuation allowance	(263,260)	(232,936)
Net deferred tax asset	$—	$—

As of January 31, 2024, the Company had net operating loss carryforwards of $1,038,501 which may be used to offset future taxable income. $480,471 expires through the year 2038, while $558,030 carries over indefinitely. Pursuant to Code Sec. 382 of the Internal Revenue Code, the utilization of net operating loss carryforwards may be limited as a result of a cumulative change in stock ownership of more than 50% over a three year period. The effect of such limitation on the utilization of net operating loss carryforwards has not been determined. Due to changes in control the availability of the net operating loss carryforwards to offset future taxable income may be limited. The tax years for the years ended January 31, 2020 through the current year remain open for federal income tax audits.

NOTE 4. SUBSEQUENT EVENTS

On April 26, 2024, the Company amended the credit facility with its majority shareholder to increase the principal amount to $800,000 for working capital purposes. Amounts outstanding under the credit facility accrue interest at an annual rate of 11% and mature in December 2027.
10